Form 10-K
period 2024-12-31
Toppoint Holdings Inc.
filed 2025-04-15
CIK 1960847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-42471

TOPPOINT HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	92-2375560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1250 Kenas Road, North Wales, PA	19454
(Address of principal executive offices)	(Zip Code)

551-866-1320
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TOPP	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of April 15, 2025, there were a total of 17,500,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Toppoint Holdings Inc.

Annual Report on Form 10-K

Year Ended December 31, 2024

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” the “Company,” “Toppoint Holdings,” and “our company” refer to the consolidated operations of Toppoint Holdings Inc., a Nevada corporation. “Common stock” refers to the Company’s common stock, par value $0.0001 per share.

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business, including “Toppoint Inc.” and “ToppointTrucking.com.” For convenience, we may not include the ℠, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this report are the property of their respective owners.

Note Regarding Industry and Market Data

We are responsible for the information contained in this report. This report includes industry and market data that we obtained from periodic industry publications, third-party studies and surveys, filings of public companies in our industry and internal company surveys. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on historical market data, and there is no assurance that any of the forecasts or projected amounts will be achieved. Industry and market data could be wrong because of the method by which sources obtained their data and because information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. The market and industry data used in this report involve risks and uncertainties that are subject to change based on various factors, including those discussed in Item 1A. “Risk Factors.” These and other factors could cause results to differ materially from those expressed in, or implied by, the estimates made by independent parties and by us. Furthermore, we cannot assure you that a third party using different methods to assemble, analyze or compute industry and market data would obtain the same results.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our services;

●	our expectations regarding our relationships with investors and other parties with whom we collaborate;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Summary of Risk Factors

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth under “Item 1A. Risk Factors”.

Operational and Industry Risks

●	We operate in the highly competitive and fragmented truckload and transportation industry, and our failure to stay competitive could impair our ability to improve our profitability and materially adversely affect our results of operations.

●	We may not be successful in managing our growth or implementing our business strategies.

●	Our business is subject to general economic, business and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a material adverse effect on our results of operations.

●	A substantial portion of our business and revenue derive from our brokerage model, where we support owner-operators to grow their fleets within our umbrella. This business model and the use of owner-operators expose us to different risks that a traditional fleet ownership and management business may not experience.

●	Fluctuations in the price or availability of fuel and surcharge collection may increase our costs of operation, which could materially and adversely affect our margins.

●	A significant portion of our revenue is concentrated in a small number of large customers. Any loss or significant reduction of business with one or more of them could have a material adverse effect on our business, financial condition and results of operations.

●	We have engaged in transactions with related parties, and such transactions present possible conflicts of interest that could have an adverse effect on our business and results of operations.

●	Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may materially adversely affect customer demand for our services.

●	We are dependent on systems, networks and other information technology assets (and the data contained therein) and a failure in the foregoing, including those caused by cybersecurity breaches, could cause a significant disruption to our business.

●	If we are unable to recruit, develop and retain our key employees, our business, financial condition and operating results could be adversely affected.

Legal and Compliance Risks

●	We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future federal or state regulations could have a materially adverse effect on our business.

Risks Related to Ownership of Our Common Stock

●	The market price of our common stock may fluctuate, and you could lose all or part of your investment.

●	We may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

●	We may not be able to maintain a listing of our common stock on NYSE American.

●	We have considerable discretion as to the use of the net proceeds from the initial public offering and we may use these proceeds in ways with which you may not agree.

●	We do not expect to declare or pay dividends in the foreseeable future.

●	Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our securities to decline and would result in the dilution of your holdings.

●	Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

●	Section 8.10 of our bylaws provides that the Eighth Judicial District Court of Clark County, Nevada shall, to the fullest extent permitted by law, be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

PART I

ITEM 1.	BUSINESS.

Overview

We are a truckload services and solutions provider focused on the recycling export supply chain. We have become a key player in the New Jersey and Pennsylvania regional trucking market for waste paper, evidenced by our significant market share where we accounted for approximately 34% of the waste paper export drayage volumes through New Jersey’s ports and approximately 30% through Philadelphia’s ports, according to data sourced from IHS Markit. In addition to waste paper, our portfolio also includes the shipment of scrap metal and wooden logs from large waste companies, recycling centers and commodity traders to the ports of Newark, NJ, and Philadelphia, PA. We continue to expand our footprints domestically and internationally and have ventured into the recycling export transport market of Tampa, Jacksonville and Miami, FL, and Baltimore, MD in 2023, and Ensenada, Mexico in 2024. We intend to explore the international market in Canada, the United Kingdom and Australia in the near future.

Our client base includes largest Fortune 500 waste companies and over 280 recycling centers and commodity traders that operate in nearly 2,300 locations. Our growing client base relies on us as their partner to provide a “white glove service” to ensure their time-sensitive, ultra-high throughput commodities are safely loaded and delivered right to container ships. In addition, capitalizing on our know-how in developing logistics solutions over the years, we are able to propose integrated transportation solutions that cover loading, transport, port drayage and unloading.

Currently, our business is broadly categorized into four verticals, by commodity type and the direction of trade as follows:

●	Waste Paper Products. Waste paper products have been our core commodity of export transportation. As a word-of-mouth shipper of choice, we have established a significant market presence in the New Jersey and Pennsylvania region’s recycled paper export transport industry. For the years ended December 31, 2024 and 2023, we completed approximately 2,576 and 2,831 orders, involving 16,641 and 18,094 loads, which amounted to approximately 465,948 and 506,632 tons of waste paper, respectively. We use Number of Loads Completed, or NLC, as a key performance indicator. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Performance Indicator” on page 34. We are the only trucking company that is a member of the Board of the New Jersey Paper Recycling Association, or NJPRA. NJPRA has approximately 20 members, representing approximately 90% of the paper recycling market in New Jersey.

●	Waste Metal and Forestry. We expanded into scrap metal and wood products export markets to diversify our offerings and supply our growing fleet. Serving additional commodities allows us to keep a strong pipeline of loads for independent contractor drivers to deliver and mitigate risks against commodity price fluctuations that affect demand for export.

●	Import. We hold a minority market share in the import delivery sector for ports of Newark, NJ and Philadelphia, PA, picking up containers from ships and dropping at client locations.

●	Others. From time to time, we offer trucking services for plastic and other commodities and provide logistics brokerage solutions servicing the major ports in California, Georgia, South Carolina, Texas and Illinois, as well as commercial rail lines.

We pride ourselves on being an economically viable, socially responsible and environmentally friendly enterprise. We contribute to a sustainable society through our initiatives to reduce costs and enhance recycling logistics efficiency. Our competitive prices, capability to deliver large amounts on time and fast response ability have enabled us to solidify our partnerships with clients year over year. The number of our clients has grown from 10 in 2016 to 303 in 2023 at a CAGR of approximately 53.17%.

Recent Developments

We have recently expanded our operations by securing additional clients, introducing new service offerings, growing partnerships with existing clients and entering new geographic markets:

●	Import Drayage Expansion: Secured a new partnership with a New Jersey freight broker, managing 200+ monthly import loads with potential fourfold growth, improving operational efficiency, which is expected to generate over $1 million in additional revenue in 2025.

●	Latin America Market Expansion: Expanded operations in Ensenada, Mexico, through a new trucking partnership, enhancing non-ferrous metal exports and strengthening global trade connections.

●	Refrigerated Logistics Growth: Launched cold-chain logistics services, managing refrigerated containers at major ports to diversify service offerings, stabilize revenue, and capitalize on a high-growth market.

●	Recycling & Waste Management Expansion: Secured a new partnership with Casella Waste Systems (“Casella”), an industry leader in resource renewal and sustainability, to support Casella’s Springfield, Massachusetts facility; and increased service capacity with existing client Waste Management, adding 1,000 new loads and up to $2 million in additional annual revenue in 2025.

●	Vietnam Freight Operations: Expanded import logistics through a new partnership with a premier Vietnamese freight company, which will optimize fleet utilization and is expected to drive 30% year-over-year revenue growth in 2025.

Competitive Strengths

We believe the following competitive strengths are essential to our success and differentiate us from our competitors:

●	A Large Vendor Pool with Approximately 100 Trucks. Our truck owner-operators and other independent contractor are our bloodline. The core belief in “culture drives success” has helped us grow the fleet to approximately 100 trucks. We provide a high level of care and support to our vendors. We help independent contractor drivers create a timeline to transition to owner-operators and we assist our owner-operators in expanding their own fleets of trucks with driver recruitment assistance, business management training and retention tactics adoption. With a large fleet, we are able to meet our customers’ transport needs with first-to-final-mile-delivery capabilities, avoid delays or cancellations, and help us build a strong brand image and reputation as a reliable, efficient and professional company.

●	Ability to Offer Competitive Pricing. In the relatively lower-profit recycled paper transport industry, maintaining competitive prices is an important factor in our continued market share expansion. We employ proprietary analytics systems to effectively track our operating results and financial position in real time and continuously enhance processes, with a view to helping customers reduce warehouse costs, lower shipping expenses and maintain operational flexibility. In addition, our full truckload shipping offerings meet the needs of companies requiring maximum movement of the commodities they trade with lower transport costs per unit.

●	Capability to Provide Real-Time Visibility into Shipments and Quickly Respond. We have adopted a leading telematics system to allow us and our customers to easily monitor the status and location of the freight. We typically receive and process 250 driver and truck location updates daily. In addition, our sophisticated dispatch system and experienced professionals enable us to quickly pivot when vessels are delayed and minimize empty miles.

●	A Global Team and a Fully Remote Workspace. Our dedicated growing staff are strategically located in the US and overseas, to allow for immediate response to inquiries by our customers and vendors 24/7. We provide a fully remote engaging workspace that encourages a healthy work-life balance and drives a committed, highly responsible and reliable team with minimal employee turnover.

●	Healthy Cash Flows. We have primarily funded our operations through cash generated from daily operations. Positive cash flows enable us to operate without dependency on factoring companies, improve profit margins, have the ability to invest in new opportunities and expand into new markets, provide resources to help our vendors grow, and strengthen our ability to weather market volatility.

●	Maintaining a Satisfactory DOT Safety Rating, the Highest Awarded by the DOT. A top concern for operating in dense urban areas is ensuring our cargo is delivered as promised, the patrons on the roads we share are free of harm, and independent contractor drivers go home safely nightly. We require Department of Transportation and Federal Motor Carrier Safety Administration (DOT/FMCSA)-compliant drug testing, including pre-employment and quarterly random drug and alcohol testing. New drivers undergo documented training and current drivers undergo refresher training annually. This allows us to maintain a satisfactory DOT safety rating, the highest awarded by the DOT.

●	Innovative and experienced management team with extensive operating expertise. We have an innovative management team able to seize on the opportunities in the recyclable waste transportation industry. Mr. Hok C Chan, our Chief Executive Officer and Chairman of the Board, has a deep understanding of the recycling and trucking sectors. As an innovative and entrepreneurial leader, Mr. Chan has led our company to develop a sizable client base comprising Fortune 500 waste companies and over 280 recycling centers and commodity traders within a short period of eight years and to be a leader in the recycling export supply chain of the New Jersey and Pennsylvania region. Our management team is well versed in trucking services, recycling, heavy equipment, and logistics management. Our experienced management team has also built a solid talent base for our company to drive development and innovation in the long run.

Our Services

Operational Procedure

The chart below summarizes our operational flow for a single shipment:

What We Ship

Waste paper products account for the lion’s share of commodities we transport. Factors that contribute to waste paper being our core commodity include high generation amounts, a higher recycling rate compared to other materials and relatively stable export prices throughout the year. In the years ended December 31, 2024 and 2023, we hauled 320 and 347 loads per week on average, which amounted to approximately 8,960 and 9,716 tons of waste paper per week, based on 52 weeks in a year. We use Number of Loads Completed, or NLC, as a key performance indicator.

A truck in our fleet was loading waste paper at a recycling center.

As the amount of scrap metal generated is far less than that of waste paper products, and scrap metal export volumes and prices fluctuate significantly, scrap metal transportation has not been a steady source of revenue for us. Ferrous and non-ferrous scrap metals, however, provide a good addition to our offerings and an additional supply of orders for our expanding fleet.

Additionally, we provide regional and short distance hauling services for wood product exports. The process for shipping wood and timber products is the same as that for waste paper. We dispatch a truck with an empty container to the client facility after the client places an order online or by email. Once loaded, the truck hauls the container filled with logs to the designated port. At the port, the container is loaded onto a ship, which marks the completion of a delivery. Wood supply is less steady than waste paper products and subject to substantial seasonal changes.

Imports transport comprises a more competitive market with more trucking companies focused on this market. In the import sector for Newark, NJ and Philadelphia, PA ports, we provide transport of containers filled with cargo from the port to client locations. Although this sector is crowded, we are able to have a modest presence based on our high-standard, reliable truckload services and competitive prices.

From time to time, we offer logistics brokerage solutions for loads not handled by our fleet, which include loads for plastic and specialty commodities, as well as those involving major ports in California, Georgia, South Carolina, Texas and Illinois and commercial rail lines. In these instances, we assist customers in hiring “outside trucks”—namely trucks not bearing our DOT identification number—for their transportation needs and typically pay a higher rate to such drivers.

Equipment We Use

We transport all the goods by chassis trucks. A chassis truck is a specific kind of truck that has a flatbed made for carrying containers. The containers we carry consist of standard 40-foot shipping containers and 20-foot shipping containers. 40-foot containers are the most popular options and considered offering better value as they provide twice the square footage of a 20-footer at a lower cost per square foot. All of the trucks and chassis in our vendor pool are parked at our rented premises at a discounted parking rate.

Our leased property at 697 Doremus Avenue, Newark, NJ 07105

All the trucks in our fleet are owned by our truck owner-operators, but these trucks are under our exclusive direction and supervision as leased vehicles pursuant to agreements we have entered into with the owner-operators. The owner-operators are responsible for all costs associated with owning, maintaining and repairing the vehicles and have the exclusive right to employ and control drivers for the services of transporting our shipments using such vehicles.

Brokerage Model

We operate on a scalable brokerage model in which we help drivers convert into owner-operators utilizing a variety of our resources:

●	Training. We share our industry know-hows and practices, management skills, growth strategies and driver retention tactics with our owner-operators. Our training contents target the operational challenges and issues they face as owner-operators and provide on-point guidance, which help them strengthen confidence in transitioning into owner-operators and build loyalty toward us.

●	Market Share. Our owner-operators rely on us for shipping orders. The growing pool of our owner-operators allows us to increase our capacity to handle more shipments and deliveries, leading to increased revenue and growth opportunities. On the other hand, with our enlarged market share, our owner-operators can access a broader market and increase miles.

●	Staffing. We assist our owner-operators with driver recruitment to meet the needs of ever-expanding fleets. We use our rich experience in finding, screening and attracting driver applicants to help owner-operators acquire and retain skilled and responsible drivers.

●	Compliance. We manage the entire process of DOT compliance for our owner-operators. All of the trucks serving our orders are subject to DOT compliance. The trucks of our owner-operators are marked with our DOT registration number. DOT compliance entails a lengthy set of regulations and rules and we are able to maintain a satisfactory DOT safety rating, the highest awarded by the DOT. This is instrumental in building our reputation among truck owner-operators and other independent contractor drivers as a trustworthy carrier.

This innovative model has resulted in low driver turnover which we believe is below the average of the trucking industry, an industry with alarmingly high turnover rates and chronic shortages of drivers. Based on this model, we have been able to scale up our operations in a relatively short period of time and outpace the industry average growth rate.

Our Customers

We serve a large customer base primarily comprised of global, national, regional and local recycling companies and commodity traders. Our top customers include CellMark, Recycling Management Resource, Waste Management, Omni Recycling, Georgia Pacific Recycling, Willington Paper Corporation, Alpha Shredding and Genesis Resource Enterprise, Inc., among others. For the fiscal years ended December 31, 2024 and 2023, our ten largest customers in aggregate represented approximately 58% and 49% of the total revenues, respectively.

Currently, our clients spread across nearly 2,300 locations in a number of states in the United States, including without limitation, Pennsylvania, New Jersey, Maryland, New York, Connecticut and Delaware. We have been constantly expanding our geographic footprint and have recently expanded into Florida and Maryland, USA and Mexico, with plans to extend our services to Canada, Australia and the United Kingdom in the near future.   Our goal is to solidify existing market share and penetrate new markets where our global and national customers have set foot in. For example, the international markets we are trying to enter are places where our top customers have existing establishments, and the local branches of such top customers will be our initial clients in these new markets.

Our Technology

We believe that technology is critical to our success and is the cornerstone of our goal to become a leader in the first and last mile of the recycling and wood export supply chains. We understand that technology alone will not always provide a better solution if not balanced with a human and personal touch, coupled with a best-in-class customer experience, and driven by interactive service management. By leveraging our data insights, we strive to optimize the efficiency of our operations.

We have developed a proprietary dispatch system that records, analyzes and displays multifaceted aspects of each shipment. Organized by dates, this system registers the schedule date, the driver assigned, ERD (referring to the cut-off date and time for a container to be at a port ready for loading), the booking date, client location, customer identity, SSL (sea shipping line), the load number, container size, pickup terminal, drop-off terminal, region code and other information with respect to a shipment. Based on such entries, this system aggregates the statics and generates a status summary covering the orders as of a specific date, to outline, among others, (i) the total number of scheduled loads for which drivers have been assigned, (ii) the total number of loads needing drivers, (iii) the total number of unscheduled loads, (iv) the number of loads available for booking, (v) the total number of loads actually completed, (vi) the weekly goal for completed loads, and (vii) the percentage of the goal achieved. Our dedicated maintenance of this system has allowed us to ensure a high on-time delivery rate.

Built on our dispatch system, we have utilized a real-time dashboard to keep track of our daily, weekly, monthly, quarterly and year to end operating results and financial position, including among others, our sales growth, gross profit, gross profit margin and number of loads transported. As such, we keep abreast of the performance and health of our business and can make timely adjustments in our execution to achieve our strategic goals. We do not hold any patents, trademarks, licenses, franchises, or concessions regarding our proprietary dispatch system.

Sales and Marketing

Unlike common sales and marketing strategies targeting customers, our sales and marketing efforts focus on both customers and drivers. Strategic online marketing has become essential to successful marketing campaigns. As we continue to deliver a superior experience for both shippers and drivers through reliability, transparency and service, our sales and marketing strategy continuously seeks to identify and act on new opportunities to grow these relationships. We have engaged in marketing through the following channels:

●	Social Media. Social media is most useful for networking with a large audience in the trucking sphere and it provides a cost-effective means to interact and build up relationships with such an audience and increase our visibility. For example, we have used Instagram to find and draw driver applicants by operating our Instagram account (toppoint_trucking) and sharing our business updates. In addition, social media provides an effective way to remain updated on what is trending in the industry and a convenient platform for asking questions and gaining valuable insights about how customers, drivers and communities feel about our company and brand.

●	Referrals & Reviews. In today’s digital world, online reviews have become critical for successful businesses. Reviews impact drivers’ decisions whether to apply to our company and new clients’ decisions whether to purchase our services. Reviews facilitate word-of-mouth marketing and referrals. We place great importance on reviews on our website and Google reviews and plan to create central online reviews that we can engage with the reviews and use them to improve our business.

●	Emails. We have subscribed to recruitment websites that distribute automated emails advertising driver job openings as well as email notifications when candidates apply for such positions. This is an important channel through which we discover and connect with qualified drivers we seek. As we can use filters to target drivers in a specific region, it is particularly helpful in recruiting drivers as we enter new geographic markets. In the future, we may deploy email marketing to promote our company’s services to existing and potential customers.

Our Competition

We operate in the highly competitive and fragmented truckload industry, and our failure to stay competitive could impair our ability to maintain and increase our profitability and materially adversely affect our results of operations.

Currently, our primary competitors are regional trucking drayage service companies such as Evans Delivery Company, Inc., Matrix Transport LLC, and Portx Inc. that serve the ports of New Jersey, New York and Pennsylvania. Players in our sector primarily compete on price, timeliness, safety and customer experience. We believe our large vendor pool, competitive pricing, technological capabilities, high driver retention, positive cash flows and an innovative and experienced management team enable us to be positioned favorably against our competitors. Additionally, we have achieved a high on-time delivery rate and a customer acquisition CAGR of approximately 53.17% during the period of 2016 to 2023, demonstrating market confidence and demand for our services. Our ability to provide superior services at competitive pricing and our strategy to align our growth with our customers’ needs for success and standards allow us to have a track record in acquiring clients and market shares. Additionally, as a well-capitalized company with positive cash flows, we are able to pay our drivers early and at competitive rates. Based on the statistics regarding 40-foot equivalent unit containers moving through ports in New Jersey and Philadelphia for June to December 2022 sourced from IHS Markit, known as IHS Stats, we estimate that we made up approximately 34% of the waste paper export drayage volumes through the ports of New Jersey and approximately 30% through the ports of Philadelphia.

Growth Strategies

We plan to pursue the following strategies to grow our business:

●	Increasing wallet shares of current clients. Our top clients service nationwide and globally. We believe the most effective expansion strategy is to capitalize on existing clientele relationships, our track record and reputation, strategically align with their growth goals, and secure opportunities to service more of their markets.

●	Building storage and warehousing capability. We plan to invest in expanding our storage and warehousing space and upgrading the logistics management system in such space. With enhanced storage and warehousing capability, we will be able to provide additional space for the growing fleet to store equipment and vehicles and acquire new space as we expand geographic coverage of services. Also, upgraded warehouses that can sort and store freight may allow us to enter other segments of the trucking industry.

●	Continuing to improve information technology (IT) Infrastructure. We aim to continue to improve our existing IT-based platforms and systems by remaining alert to new technologies related to the transportation process and strengthen our technology capabilities in order to facilitate, optimize, streamline and ensure the quality of our operations. We intend to make investments to further develop our abilities concerning carrier payments and data analytics, with a view to serving increased market shares and evolving client requirements and cementing client relations.

●	Selectively exploring opportunities of strategic alliance, investments and acquisitions. We have a track record of fostering organic growth. We intend to selectively seek strategic alliance, investments and acquisition opportunities to solidify existing market position, accelerate our growth and drive value creation through strategic partnerships when appropriate opportunities arise.

●	Enhancing our ability to attract, incentivize and retain a talented workforce. Our people are our core assets, and we believe our success greatly depends on our ability to attract, incentivize and retain our employees, truck owner-operators and other independent contractor drivers. We strive to continue to provide competitive compensation to our drivers, use our resources to support owner-operators’ growth, and maintain the collegial environment for our global staff. Our compensation structure is performance-based and aligned with our strategic objectives. Our culture, which from our inception, was focused on the well-being of independent contractor drivers, helps us recruit and retain drivers. As a leader in our market with underlying core values, we believe that we will continue to be a preferred carrier for both of our clients and independent contractor drivers.

Seasonality

In terms of waste paper, our transport volumes are largely steady during all seasons. There is a seasonal pattern for transporting wood products with volumes peaking in fall and lowest in winter. Historically, scrap metals are subject to dramatic price and demand fluctuations as a result of a number of factors, and seasonality is one of the factors as construction and automobile industries tend to be busier when the weather is nicer.

Employees and Human Capital

As of December 31, 2024, we had 2 full-time employees in the U.S., 9 overseas contractual staffers and approximately 100 independent contractor drivers. Our operations are overseen directly by management. Our management functions cover corporate administration, training, business development, technology and marketing. We believe our management’s relationship with our personnel, owner-operators and other drivers is good. We do not have any collective bargaining agreement, and our employees are not unionized.

Department/Function	Personnel
Management	2
Operations	9
TOTALS	11

Owner-Operators

All the trucks operated by owner-operators for transporting our shipments carry our DOT carrier identification number.

We, as a carrier, enter into an agreement with each of our independently contracted truck owner-operators. Below is a summary of the material terms of this arrangement.

Owner-Operator’s Responsibilities: The owner-operator is an independent contractor with suitable motor vehicle(s) for hire and is responsible for all costs associated with owning, maintaining and repairing the vehicle(s) covered by the agreement. The owner-operator is also responsible for paying various taxes and charges related to services provided under the agreement, as well as for traffic violations, over-size or over-weight violations and travel costs such as tolls in performing transportation services under the agreement. The owner-operator is obligated to provide necessary documentation and communication regarding the shipments, such as bills of lading, container numbers, arrival and departure times and fuel receipts. The owner-operator agrees to indemnify and hold us harmless for any claims or damages arising out of his or her failure to comply with provisions of the agreement; non-compliance with laws and regulations; use, maintenance or operation of the covered vehicle(s); and misuse or mishandling of the shipments being transported.

Our Responsibilities: We agree to maintain liability and cargo insurance coverage and assume responsibility for the DOT compliance of their vehicle(s). During the term of the agreement, the subject vehicle(s) shall be solely and exclusively under our direction and supervision. However, the owner-operator has the exclusive right to employ and control drivers in performing services under the agreement.

Compensation: We shall pay the owner-operator within 7 days after submission of all necessary delivery documents.

Insurance

We maintain insurance with licensed insurance carriers, and independent contractor drivers are covered by our insurance. Currently, we hold a commercial general liability policy for bodily injury, property damage, personal and advertising injury, medical payments, and pollution liability, with limits up to $2,000,000 aggregate and occurrence-based and claims-made coverages of a $1,000,000 limit per occurrence. We also carry auto liability coverage with a combined single limit per accident of $1,000,000, as well as workers compensation and employer’s liability coverage.

However, we self-insure or maintain a high deductible for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims. Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. If any claim were to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts.

Regulations

Our operations are regulated and licensed by various U.S. federal and state governmental agencies. These regulations impact us directly and also indirectly when they regulate third-party providers we arrange and/or contract with to transport freight for our customers.

Regulations Affecting Motor Carriers, Owner-Operators and Transportation Brokers. We have a satisfactory score with the U.S. DOT and utilize JJ Keller as our third-party service provider to ensure we comply with the requirements of the FMCSA of the DOT. We have successfully passed DOT audits and truck inspections in the past. We and third-party motor carriers we contract with within the U.S. must comply with the safety and fitness regulations of the DOT, including, without limitation, those related to controlled substances and alcohol, hours-of-service compliance, vehicle maintenance, hazardous materials compliance, driver fitness, unsafe driving, and minimum insurance requirements, as well as the Compliance Safety Accountability, or CSA, program, which uses a Safety Measurement System, or SMS, to rank motor carriers on seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories, or BASICs. Other federal and state agencies, such as the U.S. Environmental Protection Agency, the U.S. Food and Drug Administration and the U.S. Department of Homeland Security, also regulate our equipment, operations, cargo and independent contractor drivers. We are also subject to various vehicle registration and licensing requirements in certain states and local jurisdictions where we operate. We may become subject to new or more restrictive regulations relating to emissions, drivers’ Hours of Service, independent contractor eligibility requirements, onboard reporting of operations, air cargo security and other matters affecting safety or operating methods.

Classification of Independent Contractors. U.S. tax and other federal and state regulatory authorities, as well as private litigants, continue to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors, while applying a variety of standards in their determinations of independent contractor status. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements and heighten the penalties for companies that misclassify workers and are found to have violated overtime or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor, which allows taxpayers that meet certain criteria to treat individuals as independent contractors if they are following a longstanding, recognized practice. Federal legislators have also sought to expand the Fair Labor Standards Act to cover “non-employees” who perform labor or services for businesses, even if said non-employees are properly classified as independent contractors; to require taxpayers to provide written notice to workers based upon their classification as either an employee or a non-employee; and to impose penalties and fines for violations of the notice requirement or for misclassifications. Some states have launched initiatives to increase tax revenues from items such as unemployment, workers’ compensation and income taxes, and the reclassification of independent contractors as employees could help states increase these revenues. In addition to these possible legislative changes, the National Labor Relations Board (“NLRB”) and NLRB’s general counsel have signaled the desire to reverse several pro-employer precedents in order to make it more difficult for a worker to be classified as an independent contractor by changing the factors used in determining worker classification. The NLRB has also entered into a Memorandum of Understanding with the U.S. Department of Labor regarding the exchange of information and cooperation in enforcement activities regarding the misclassification of employees as independent contractors. On March 11, 2024, the rule entitled “Employee or Independent Contractor Classification Under the Fair Labor Standards Act” issued by the Department of Labor went into effect. This rule addresses how to analyze whether a worker is an employee or an independent contractor under the FLSA using the “economic reality test.” The “economic reality test” focuses on the economic realities of the worker’s relationship with the potential employer and whether the worker is either economically dependent on the potential employer for work or in business for themself. The economic reality test looks at, in the totality of circumstances, multiple factors, including (1) opportunity for profit or loss depending on managerial skill, (2) investments by the worker and the employer, (3) permanence of the work relationship, (4) nature and degree of control, (5) whether the work performed is integral to the employer’s business, and (6) skill and initiative. Additional relevant factors may also be considered in determining the worker’s status. This new rule makes it more likely that a worker will be classified as an employee. Although we believe that the drivers with whom we or owner-operators contract are properly characterized as independent contractors, the Department of Labor or other regulatory authorities may challenge our characterization of such relationships. If the independent contractor drivers that provide services to us are determined to be our employees, we could incur additional exposure under some or all of the following: federal and state employer taxes, workers’ compensation, unemployment benefits, and labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

Environmental Regulations. Our operations and independent contractors are subject to various environmental laws and regulations in the jurisdictions where we operate. In the U.S., these laws and regulations deal with vehicle emissions, engine-idling, fuel tanks and related fuel spillage and seepage, discharge and retention of stormwater, and other environmental matters that involve inherent environmental risks. We may be responsible for cleaning up any spill or other incident involving hazardous materials caused by our business. In the past, we were responsible for cleaning up diesel fuel spills caused by traffic accidents or other events, and none of these incidents materially affected our business or operations. We believe that our operations are in substantial compliance with current laws and regulations, and we do not know of any existing environmental condition that reasonably would be expected to affect our business or operating results adversely.

Other Regulations. We are subject to a variety of other U.S. federal, state, and local laws and regulations, including, but not limited to, the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption statutes, and export sanction laws. We are also subject to state and U.S. federal laws and regulations addressing some types of cargo transported or stored by us.

Corporate History and Structure

We were incorporated in the State of Nevada on August 16, 2022 as a holding company. We started operations in 2014 through Toppoint Inc., a Pennsylvania corporation, providing logistics services and solutions for the recycling export supply chain in the U.S. As of the date of this report, we have only one subsidiary, Toppoint Inc.

On the date of incorporation, we issued an aggregate of 7,500,000 shares of common stock to four investors at a per share purchase price of $0.0001. On the same date, these four investors entered into a voting agreement with Hok C Chan, our founder, Chairman of our board of directors and Chief Executive Officer, pursuant to which the investors unconditionally and irrevocably appointed Hok C Chan as each investor’s proxy to attend and vote at all shareholder meetings of the Company and on every action or approval by written consent of the shareholders of the Company, until the earlier of (i) the date on which the Company completes its initial public offering, or (ii) the written agreement of all the parties of the agreement to terminate it. As such, the voting agreement terminated on January 23, 2025.

On September 29, 2022, we entered into a Share Exchange Agreement with Toppoint Inc. and Hok C Chan, the sole stockholder of Toppoint Inc., our founder, Chairman of our board of directors and Chief Executive Officer, pursuant to which Hok C Chan exchanged all of his shares in Toppoint Inc for 7,500,000 shares of common stock of our company. As a result, we acquired all of the issued and outstanding shares of capital stock of Toppoint Inc, making Toppoint Inc our wholly-owned subsidiary.

On January 23, 2025, we closed our initial public offering of 2,500,000 shares of common stock, at an offering price of $4.00 per share, for gross proceeds of $10,000,000. Our common stock began trading on NYSE American on January 22, 2025, under the symbol “TOPP.”

ITEM 1A.	RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our securities. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our shares could decline, and you could lose all or part of your investment.

Operational and Industry Risks

We operate in the highly competitive and fragmented truckload and transportation industry, and our failure to stay competitive could impair our ability to improve our profitability and materially adversely affect our results of operations.

Our business competes with many truckload carriers, logistics, brokerage and other transportation companies. The North American surface transportation market is highly competitive and fragmented. Some of our competitors may have greater access to equipment, a larger fleet, a wider range of services, preferential dedicated customer contracts, greater capital resources or other competitive advantages. Numerous competitive factors could impair our ability to maintain or improve our profitability. These factors include the following:

●	the continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources and other competitive advantages, with which we may have difficulty competing;

●	competition from freight brokerage companies may materially adversely affect our customer relationships and freight rates;

●	our competitors may have better safety records than us or a perception of better safety records;

●	our competitors may reduce their freight rates to gain business, especially during times of reduced growth in the economy, which may limit our ability to maintain or increase freight rates or to maintain or expand our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive;

●	customers may solicit bids from multiple carriers for their shipping needs, which may depress freight rates or result in a loss of business to our competitors;

●	higher fuel prices and higher fuel surcharges to our customers may cause some of our customers to reduce freight volumes;

●	advancements in technology may necessitate that we increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments; and

●	we may have difficulty recruiting and retaining drivers if our competitors offer better compensation or working conditions.

We may not be successful in managing our growth or implement our business strategies.

Many of our business strategies require time, significant management and financial resources and successful implementation. Consequently, we may be unable to effectively and successfully implement our business strategies. We also cannot ensure that our operating results, including our operating margins, will not be materially adversely affected by future changes in and expansion of our business, including the expected geographic expansion of our services in the United States and overseas, or by changes in economic conditions. Our results of operations may be materially adversely affected by a failure to further penetrate our existing customer base, cross-sell our services, secure new customer opportunities and manage the operations and expenses of new or growing services. There is no assurance that we will be successful in achieving any of our business strategies. Even if we are successful in executing our business strategies, we still may not achieve our goals.

Our business is subject to general economic, business and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a material adverse effect on our results of operations.

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a negative impact on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:

●	general economic conditions, such as economic recession, disruption to the global supply chain, labor shortage, etc.;

●	domestic and global demand for recycled materials;

●	recessionary economic cycles, such as the period from 2007 through 2009;

●	changes in customers’ inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital;

●	excess truck capacity in comparison with shipping demand;

●	driver shortages and increases in drivers’ compensation;

●	industry compliance with ongoing regulatory requirements;

●	fluctuations in foreign exchange rates; and

●	downturns in customers’ business cycles, including as a result of declines in consumer spending.

Several of the above factors were evident during the COVID-19 pandemic in the freight environment, which led to labor shortage, inflationary pricing, and severe disruption to the global supply chain. Similar conditions in the future could have a material adverse effect on our business, financial condition and results of operations.

Additionally, economic conditions that decrease shipping demand or increase the supply of available trucks and other equipment can exert downward pressure on rates and equipment utilization, thereby decreasing productivity. The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks during such times are as follows:

●	we may experience low overall freight levels, which may impair the asset utilization of our owner operators; certain of our customers may face credit issues and cash flow problems that may lead to payment delays, increased credit risk, bankruptcies and other financial hardships that could result in even lower freight demand and may require us to increase our allowance for doubtful accounts;

●	freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demand;

●	customers may bid out freight or select competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight;

●	we may be forced to accept more loads from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue generating miles to obtain loads; and

●	we may need access to sources of credit or capital to meet cash requirements in operations, which would subject us to indebtedness and reduce our profitability.

We are also subject to cost increases outside our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, driver and office employee wages, purchased transportation costs, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and related maintenance, and healthcare and other benefits for our employees. Further, we may not be able to appropriately adjust our costs to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs.

In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear and damage to our equipment, driver dissatisfaction, reduced economic demand, reduced availability of credit, increased prices for fuel or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

On October 1, 2024, dockworkers across ports from Maine to Texas on the East and Gulf Coasts initiated a strike, citing concerns over wages and the need for protections against increased automation. This strike was temporarily resolved on October 3, 2024, after the union and U.S. Maritime Alliance reached a tentative deal on wages and agreed to extend the existing master contract until January 15, 2025 to allow for further negotiations on unresolved issues. On January 8, 2025, the parties reached a tentative agreement for a six-year contract. However, should negotiations fail and the strike resume, it could pose a major disruption to the flow of goods, materially restricting both imports and exports through these key Eastern and Gulf ports, particularly if the strike extends for weeks or even longer. Such an extended disruption to supply chains, if happens, could have significant ripple effects on the U.S. economy, and our operations could be materially adversely affected if our customers suspend exporting waste paper, scrap metal and other commodities we transport to ports for an extended period. At this stage, we cannot be certain whether the strike will resume, how long it might last, or the extent of the impact it may have on our business.

Additionally, changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our revenues and profitability and result in higher operating costs. In addition, declines in the resale value of revenue equipment may affect the cash flows of our owner operators who own and operate the trucks that we draw on to fulfill customer shipping orders. From time to time, various U.S. federal, state or local taxes are also increased, including taxes on fuel. We cannot predict whether, or in what form, any such tax increase applicable to us will be enacted, but such an increase could materially adversely affect our profitability.

A substantial portion of our business and revenue derive from our brokerage model, where we support owner-operators to grow their fleets within our umbrella. Such business model and use of owner-operators expose us to different risks that a traditional fleet ownership and management business may not experience.

We are in the process of developing a scalable brokerage model, specializing in converting drivers into owner-operators by means of training and captured market share. These owner-operators are encouraged and supported by us in order to grow their fleets within our umbrella. We assist with staffing their vehicles and ensuring DOT compliance for all members of our team. For more information on our relationship with owner-operators and our contractual rights to the use of trucks in our fleet, see also “Item 1. Business—Employees and Human Capital—Owner-Operators,” and “Item 1. Business—Equipment We Use.”

We believe we contract with more owner-operators and use more owner-operator trucks than some of our competitors. We are therefore more dependent on owner-operator trucks than some of our competitors. Failure to maintain owner-operator business and relationships and increased industry competition for owner-operators could have a materially adverse effect on our operating results.

During times of increased economic activity, we face heightened competition for owner-operators from other carriers. To the extent our turnover increases, we may be required to increase owner-operator compensation or take other measures to remain an attractive option for owner-operators. If we cannot attract sufficient owner-operators, or it becomes economically difficult for owner-operators to survive, we may not be able to maintain our fleet provided by owner-operators or maintain our delivery schedules.

The owner-operators that we utilize are subject to certain regulation requirements, such as the electronic on-board recording and driver Hours of Service, or HOS, requirements that apply to larger carriers, which may have a more significant impact on their operations, causing them to exit the transportation industry. Aside from when these third parties may use our trailing equipment to fulfill loads, we do not own the vehicles. The inability to obtain and maintain reliable third-party owner-operators will have a material adverse effect on our operating results and business growth.

If our independent contractor drivers are deemed by regulators or judicial process to be employees, our business, financial condition and results of operations could be materially adversely affected.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, and our classification of independent contractors may become the subject of audits by such authorities. Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, to extend the Fair Labor Standards Act (the “FLSA”) to independent contractors and to impose notice requirements based on employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenue from items such as unemployment, workers’ compensation and income taxes, and a reclassification of independent contractors as employees would help states with this initiative. Further, class actions and other lawsuits have been filed against certain members of our industry, including us, seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage.

On January 12, 2024, two drivers, Rainey Mejia Rodriguez and Frank Santana Rodriguez (the “plaintiffs”), filed a class action lawsuit against the Company’s subsidiary, Toppoint Inc, and certain other parties, in the Superior Court of New Jersey, Essex County, alleging misclassification of truck drivers as independent contractors rather than employees. The plaintiffs seek to represent a class of similarly situated individuals who provided services in New Jersey from January 2018 through the date of the complaint. The complaint asserts violations of the New Jersey Wage Payment Law and the New Jersey Wage and Hour Law, including claims of unlawful wage deductions and failure to pay overtime. The plaintiffs sought compensatory damages, treble and/or liquidated damages, attorneys’ fees, and injunctive relief, without specifying a dollar amount of damages. On July 27, 2024, August 26, 2024, and November 22, 2024, the Court issued multiple orders dismissing the case for lack of prosecution. Upon a motion to reinstate the case filed on January 15, 2025 by the plaintiffs, the Court reinstated the case on January 31, 2025. We believe the claims are without merit and intend to continue to vigorously defend against them.

Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. The Department of Labor has issued the rule entitled “Employee or Independent Contractor Classification Under the Fair Labor Standards Act,” effective March 11, 2024. This rule addresses how to analyze whether a worker is an employee or an independent contractor under the FLSA. The “economic reality test” under this rule focuses on the economic realities of the worker’s relationship with the potential employer and whether the worker is either economically dependent on the potential employer for work or in business for themself. The economic reality test looks at, in the totality of circumstances, multiple factors, including (1) opportunity for profit or loss depending on managerial skill, (2) investments by the worker and the employer, (3) permanence of the work relationship, (4) nature and degree of control, (5) whether the work performed is integral to the employer’s business, and (6) skill and initiative. Additional relevant factors may also be considered in determining the worker’s status. This new rule makes it more likely that a worker will be classified as an employee. If the independent contractors with whom we or our owner-operators contract are determined to be employees, we and/or our owner-operators would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings, and our business, financial condition and results of operations could be materially adversely affected.

Fluctuations in the price or availability of fuel and surcharge collection may increase our costs of operation, which could materially and adversely affect our margins.

In recent years, various factors such as the geopolitical instability in Ukraine and Gaza and the COVID-19 pandemic caused great financial instability in the global economy, which resulted in, among others things, the diesel fuel price to surge to record high in the United States. Cost of diesel fuel represents a significant expense for our owner-operators which we draw on to provide trucking services and solutions to our clients. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, depreciation of the dollar against other currencies and weather, such as hurricanes, and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand in developing countries, and could be adversely impacted by diminished drilling activity and by the use of crude oil and oil reserves for other purposes. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages or supply disruptions could materially and adversely affect our operating results and financial condition.

Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have an adverse effect on our operations and profitability. While a portion of our owner-operators’ fuel costs are covered by fuel surcharge fees, increases in fuel costs could still affect our profitability because we need to compensate owner-operators more for such fuel cost increases. We constantly monitor fuel price changes by tracking fuel futures and other market information and we usually are able to implement fuel surcharge recovery no later than changes in fuel prices. However, our owner-operators may not be able to pass all the increased costs in fuel on to our customers, if prices rise more than what we forecast. Further, during periods of low freight volumes, shippers may use their negotiating leverage to depress fuel surcharge fees and reduce recoverability for fuel price increases. In addition, such fuel surcharges may not be maintained indefinitely or may not be sufficiently effective. Any of the above mentioned factors could adversely affect our profitability.

Difficulty in obtaining materials, equipment, goods and services from suppliers could adversely affect our business.

We and our owner-operators are dependent upon suppliers for certain products and materials, including trucks and chassis, and our owner-operators rely on suppliers of trucks, chassis and components to maintain the age of trucks in our vendor pool. If we and our owner-operators fail to maintain favorable relationships with such suppliers, or if such suppliers are unable to provide the products and materials we or our owner-operators need or undergo financial hardship, we and our owner-operators could experience difficulty in obtaining needed goods and services because of production interruptions, limited material availability or other reasons, or we and our owner-operators may not be able to obtain favorable pricing or other terms. As a result, our business and operations could be adversely affected.

Increased prices for and decreased availability of revenue equipment could materially adversely affect our business, financial condition, results of operations and profitability.

We are subject to risk with respect to higher prices for used tractors. We have experienced an increase in prices for both new and used trucks over the past few years. Prices have increased and may continue to increase, due, in part, to government regulations applicable to newly manufactured tractors and diesel engines, due to the pricing discretion of equipment manufacturers in periods of high demand. More restrictive U.S. Environmental Protection Agency (the “EPA”) and state emissions standards have required vendors to introduce new engines. Compliance with such regulations has increased the cost of new tractors and could impair equipment productivity and result in lower fuel mileage. Although our owner-operators primarily purchase used trucks, the used equipment market is closely related to the new equipment market. Used equipment prices are subject to substantial fluctuations based on freight demand, supply of used tractors, availability of financing, the presence of buyers for export to foreign countries and commodity prices for scrap metal. However, generally when the price of new trucks is high, it can create demand for used trucks as a more affordable alternative. Also, with higher fuel mileage, used trucks currently are in great demand. A decrease in the availability of used trucks and other equipment may materially adversely affect our owner-operators’ ability to purchase a quantity of revenue equipment that is sufficient to sustain our desired growth rate and could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenue is concentrated in a small number of large customers. Any loss or significant reduction of business with, one or more of them could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenue is generated from a small number of major customers, the loss of, or significant reduction of business with, one or more of which could have a material adverse effect on our business. For the fiscal years ended December 31, 2024 and 2023, our top ten customers, based on revenue, accounted for approximately 48% and 49% of our total revenue, respectively. A substantial portion of our freight is from customers in the waste paper products industry. As such, our volumes are largely dependent on a well-functioning supply chain and export demand. In the event of a reduction in or termination of our services by one or more of our major customers, we could be required to replace the volumes elsewhere at uncertain rates and volumes, suffer reduced equipment utilization or lose our owner-operators. Failure to retain our existing customers, or enter into relationships with new customers, each on acceptable terms, could materially impact our business, financial condition, results of operations and ability to meet our current and long-term financial forecasts.

Economic conditions and capital markets may materially adversely affect our customers and their ability to remain solvent. Our customers’ financial difficulties can negatively impact our results of operations and financial condition, especially if they were to delay or default on payments to us. Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. There is no assurance any of our customers will continue to utilize our services, renew our existing contracts, if any, or continue at the same volume levels.

In addition, the size and market concentration of some of our customers may allow them to exert increased pressure on the prices, margins and non-monetary terms in our arrangements with them.

We have engaged in transactions with related parties, and such transactions present possible conflicts of interest that could have an adverse effect on our business and results of operations.

We have entered into certain transactions with Mr. Hok C Chan, our Chief Executive Officer and Chairman of the Board, Mr. John Feliciano III, our Chief Financial Officer and a director, or their affiliates. For detailed information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.” We believe the terms obtained or consideration that we paid or received, as applicable, in connection with these transactions were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

We may in the future enter into additional transactions in which any of our directors, officers or principal shareholders, or any members of their immediate family, have a direct or indirect material interest. Such transactions present potential for conflicts of interest, as the interests of these persons may not align with the interests of the Company and our unaffiliated shareholders with respect to the negotiation of, and certain other matters related to, our services to, leases and other transactions with such entities. Conflicts of interest may also arise in connection with the exercise of contractual remedies under these transactions, such as for events of default.

Our Audit Committee is responsible for reviewing and approving all material related party transactions. Nevertheless, we may have achieved more favorable terms if such transactions had not been entered into with related parties. These transactions, individually or in aggregate, may have an adverse effect on our business and results of operations.

The Company has incurred indebtedness and may incur other debt in the future, which may adversely affect its financial condition and future financial results.

The Company borrows funds from commercial banks and affiliates from time to time to support its working capital needs and other general corporate purposes. Existing debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

●	increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;

●	requiring the dedication of a portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures; and

●	limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets or reduce or delay planned capital, operating or investment expenditures. Such measures may not be sufficient to enable us to service our debt.

Our business depends on our strong reputation and the value of the Toppoint brand.

We believe that the Toppoint brand name symbolizes high-quality service, reliability and efficiency, and is one of our most important and valuable assets. The Toppoint brand name and our corporate reputation are significant sales and marketing tools, and we devote substantial resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our staff, contractors or agents, such as accidents, customer service mishaps or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increased use of social media outlets such as Instagram, YouTube, Facebook and Twitter, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.

Our tractor productivity decreases during holiday seasons because drivers go on vacation and major holidays in Asian countries like the lunar new year slow down ports in Asia as well as shipping demand.

In addition, our revenue may be adversely affected by inclement weather as inclement weather may prevent trucks from crossing bridges and otherwise impede driving. During such times, operating expenses could increase as fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims and higher equipment repair expenditures. We also may suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, damage or destroy our equipment or adversely affect the business or financial condition of our customers, any of which could materially adversely affect our results of operations or make our results of operations more volatile.

From time to time, we contract with third-party carriers where we do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the providers directly involved in delivering the freight. If we are unable to secure the services of these third parties to serve our customers on competitive terms, our relationships with our customers may be materially adversely affected.

We engage services of third-party truckload carriers when we do not have sufficient capacity to meet shipping demand. In such arrangements, we do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the providers directly involved in delivering the freight. These third-party providers may seek other freight opportunities and/or require increased compensation in times of improved freight demand or tight truckload capacity. If we are unable to secure the services of these third parties or if we become subject to increases in the prices we must pay to secure such services, our business, financial condition and results of operations may be materially adversely affected, and we may be unable to serve our customers on competitive terms. In addition, our ability to secure sufficient equipment or other transportation services may be affected by many risks beyond our control, including equipment shortages in the transportation industry, particularly among contracted truckload carriers, interruptions in service due to labor disputes, driver shortage, changes in regulations impacting transportation and changes in transportation rates.

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may materially adversely affect customer demand for our services.

The United States has recently enacted and/or proposed to enact significant new tariffs on goods imported from numerous countries, including China, Mexico and Canada. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs.

Our business is significantly influenced by global trade dynamics. If the U.S. continues to impose new tariffs, this may cause supply chain disruptions and could further escalate input costs for our suppliers and equipment manufacturers, raising the cost of revenue equipment used by us and our owner-operators. Similarly, trade-related disruptions or geopolitical tensions may contribute to increased fuel prices. While we may attempt to pass these increased costs through to our customers via rate adjustments or fuel surcharges, there is no assurance that we will be able to do so fully or in a timely manner. Our customers may reduce their orders from us, which could negatively affect our business, profitability and operating results. We are closely monitoring these developments and evaluating strategies to mitigate potential impacts.

Furthermore, as a result of policy changes and government proposals, there may be greater restrictions and economic disincentives on international trade in general. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes have the potential to adversely impact the U.S. economy or sectors thereof, our industry and the demand for our transport services, and as a result, could have a negative impact on our business, financial condition and results of operations.

We are dependent on systems, networks and other information technology assets (and the data contained therein) and a failure in the foregoing, including those caused by cybersecurity breaches, could cause a significant disruption to our business.

Our business depends on the efficient and uninterrupted operation of our systems, networks and other information technology assets (and the data contained therein). Our information and electronic data interchange systems are used for receiving and planning loads, dispatching drivers and other capacity providers, billing customers and load tracking and storing the data related to the foregoing activities. We also maintain information security policies to protect our systems, networks and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware and viruses; however, such policies cannot ensure the protection of our systems, networks and other information technology assets (and the data contained therein). Recent, more jurisdictions are enacting data privacy legislation that place higher standards for compliance, such as the GDPR, CCPA, etc. If we are unable to prevent system violations or other unauthorized access to our systems, networks and other information technology assets (and the data contained therein), we could be subject to significant fines and lawsuits and our reputation could be damaged, or our business operations could be interrupted, any of which could have a material adverse effect on our financial performance and business operations.

Our operations, and those of our technology and communications service providers are vulnerable to interruption by fire, natural disasters, power loss, telecommunications failure, network disruptions, cyber-attacks, terrorist attacks, Internet failures, malicious intrusions, computer viruses and other events that may be beyond our control. Although we attempt to reduce the risk of disruption to our business operations through, among other things, using cloud servers to store and manage data, email safe scans to prevent phishing and malware attacks and other anti-virus software, there can be no assurance that such measures will be effective. If any of our critical information technology assets fail or become otherwise unavailable, whether as a result of a cybersecurity breach, upgrade project or otherwise, we would have to perform certain functions manually, which could temporarily impact our ability to manage our fleet efficiently, respond to customers’ requests effectively, maintain billing and other records reliably, and bill for services and prepare financial statements accurately or in a timely manner. Any significant system failure, upgrade complication, security breach or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers or impact our ability to manage our operations and report our financial performance, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to recruit, develop and retain our key employees, our business, financial condition and operating results could be adversely affected.

We are highly dependent upon the services of certain key employees, including our executive officers. The loss of any of their services could negatively impact our operations and future profitability. Inadequate succession planning or unexpected departure of key executive officers could cause substantial disruption to our business operations, deplete our institutional knowledge base and erode our competitive advantage. Additionally, we must continue to recruit, develop and retain skilled and experienced personnel if we are to realize our goal of expanding our operations and continuing our growth, including internationally. Failure to recruit, develop and retain a core group of operational personnel could have a materially adverse effect on our business.

Efforts by labor unions could divert management’s attention and could have a materially adverse effect on our operating results.

We face the risk that Congress or one or more states will approve legislation significantly affecting our business and our relationship with our independent contractor drivers, such as the proposed federal legislation referred to as the Protecting the Right to Organize Act of 2021, which would substantially liberalize the procedures for union organization. We also face the risk that our independent contractor drivers may attempt to organize. Currently, our independent contractor drivers are not unionized. Any attempt to organize by such independent contractor drivers could result in increased legal and other associated costs. In addition, if we were to enter into a collective bargaining agreement, the terms could negatively affect our costs, efficiency and ability to generate acceptable returns on the affected operations. Moreover, any labor disputes or work stoppages, whether or not our other personnel unionize, could disrupt our operations and reduce our revenues.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. As a trucking company, we are subject to risk of accidents that can lead to property damage, bodily injury, cargo loss or damage, workers’ compensation claims and regulatory fines and penalties. It is essential for companies like us to have adequate insurance coverage and risk management strategies in place to mitigate these risks.

We maintain insurance with licensed insurance carriers and our independent contractor drivers are covered by our insurance. Currently, we hold commercial general liability policy for bodily injury, property damage, personal and advertising injury, medical payments, and pollution liability, with limits up to $2,000,000 aggregate, while occurrence-based and claims-made coverages of a $1,000,000 limit per occurrence. We also carry auto liability coverage with a combined single limit per accident of $1,000,000, as well as workers compensation and employer’s liability coverage. However, we self-insure or maintain a high deductible for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims.

Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. If any claim were to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts. Insurance carriers have raised premiums for many businesses, including transportation companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention or deductible when our policies are renewed or replaced. Our operating results and financial condition could be materially and adversely affected if (i) cost per claim, premiums, or the number of claims significantly exceeds our estimates, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance carriers fail to pay on our insurance claims or (iv) we experience a claim for which coverage is not provided.

As a public company, we incur increased costs as a result of complying with various regulatory and reporting requirements. Such requirements may strain our resources and distract our management, which could make it difficult to manage our business.

As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements may be time-consuming and result in increased costs to us and could have a negative effect on our business, financial condition and operating results.

As a public company, we are subject to the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we may need to commit significant resources, hire additional staff and provide additional management oversight. We may need to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also requires us to commit additional management, operational and financial resources to identify new professionals to join the Company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and operating results.

Our profitability may be materially and adversely impacted if our capital investments do not match customer demand for invested resources or if there is a decline in the availability of funding sources for these investments.

Our operations require significant investments. The amount and timing of capital investments depend on various factors, including anticipated volume levels and the price and availability of assets. If anticipated demand differs materially from actual usage, we may have too much, too little or too advanced capacity with respect to rented premises, IT infrastructure or other aspects of our business that we intend to invest in. Moreover, our ability to properly select freight and adapt to changes in customer transportation requirements is important to efficiently deploy resources and make capital investments in equipment or obtain qualified third-party capacity at a reasonable price. Our customers’ financial failures or loss of customer business may also affect us.

Our inability to generate sufficient cash from operations or obtain financing on favorable terms could affect our profitability.

If we were unable to generate sufficient cash from operations, we would need to seek alternative sources of capital, including equity or debt financing, to meet our capital requirements, and maintain our ability to execute our business strategies. In the event that we are unable to generate sufficient cash from operations or obtain financing on favorable terms in the future, our ability to support our owner-operators’ growth and retain such owner-operators may reduce, and our ability to execute our business strategies may be curtailed, any of which could have a materially adverse effect on our business and profitability.

Historically we have not made a significant number of acquisitions and we may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

Historically, acquisitions have not been a significant part of our growth strategy. From inception to date, we did not complete any significant acquisitions. We may not be successful in identifying, negotiating or consummating any future acquisitions. If we decide to acquire other companies to stay competitive, we may not successfully integrate these businesses or achieve the synergies and operating results anticipated in connection with these acquisitions. The continuing trend toward consolidation in the trucking industry may result in the acquisitions of smaller carriers by large carriers that gain market share and other competitive advantages through such acquisitions. If we fail to make or successfully execute future acquisitions, our growth rate could be materially and adversely affected.

In addition, any acquisitions we undertake could involve numerous risks that could have a materially adverse effect on our business and operating results, including:

●	difficulties in integrating the acquired company’s operations and in realizing anticipated economic, operational and other benefits in a timely manner that could result in substantial costs and delays or other operational, technical or financial problems;

●	challenges in achieving anticipated revenue, earnings or cash flows;

●	assumption of liabilities that may exceed our estimates or what was disclosed to us;

●	the diversion of our management’s attention from other business concerns;

●	the potential loss of customers, key associates and drivers of the acquired company;

●	difficulties operating in markets in which we have had no or only limited direct experience;

●	the incurrence of additional indebtedness; and

●	the issuance of additional shares of our common stock, which would dilute your ownership in the company.

We may need to obtain additional financing which may not be available or, if it is available, may result in a reduction in the percentage ownership of our then-existing shareholders.

We may need to raise additional funds in order to:

●	finance unanticipated working capital requirements;

●	develop or enhance our technological infrastructure and our existing services;

●	fund strategic relationships;

●	respond to competitive pressures; and

●	acquire complementary businesses, technologies, products or services.

Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion strategy, take advantage of unanticipated opportunities, develop or enhance technology or services or otherwise respond to competitive pressures could be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our then-existing shareholders may be reduced, and holders of these securities may have rights, preferences or privileges senior to those of our then-existing shareholders.

Our planned expansions outside the United States subject us to risks inherent in international operations that can harm our business, results of operations, and financial condition.

A key element of our growth strategy is to increase the wallet shares of our existing customers and serve additional domestic and international markets of theirs. Operating internationally requires significant resources and management attention. We cannot be certain that the investment and additional resources required to operate internationally will produce desired levels of revenue or profitability. Further, operating internationally subjects us to various risks, including:

●	increased management, travel, infrastructure and legal compliance costs associated with having operations in multiple countries;

●	increased financial accounting and reporting burdens and complexities;

●	variations in adoption and acceptance of our services in different countries, requirements or preferences for domestic service offerings, and difficulties in replacing services offered by more established or known regional competitors;

●	new and different sources of competition;

●	laws and business practices favoring local competitors;

●	differing technical standards, existing or future regulatory and certification requirements;

●	communication and integration problems related to entering and serving new markets with different languages, cultures, and political systems;

●	compliance with foreign privacy and security laws and regulations, including data privacy laws that require personal data to be stored and processed in a designated territory, and the risks and costs of non-compliance;

●	compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act), import and export control laws, tax laws, tariffs, trade barriers, economic sanctions, and other regulatory or contractual limitations on our ability to sell our services in certain foreign markets, and the risks and costs of non-compliance;

●	compliance with foreign laws, regulations and orders related to health and safety;

●	fluctuations in currency exchange rates and related effects on our results of operations;

●	difficulties in repatriating or transferring funds from or converting currencies in certain countries;

●	different pricing environments, longer sales cycles, and longer accounts receivable payment cycles and collections issues;

●	political and economic conditions and uncertainty in the countries or regions in which we operate and around the world;

●	difficulties in recruiting, managing and retaining local partners to support our operations and sales;

●	differing labor standards, including restrictions related to, and the increased cost of, terminating employees or independent contractors in some countries;

●	difficulties in recruiting, hiring and retaining employees and independent contractors in certain countries;

●	difficulties in managing an international workforce and maintaining our corporate culture internationally;

●	the preference for localized software and licensing programs;

●	compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes;

●	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations; and

●	global pandemics such as the COVID-19 pandemic and travel restrictions and other measures undertaken by governments in response to such pandemics.

Any of the above risks could adversely affect our planned international operations, including reducing revenue from customers outside of the U.S. or increasing operating costs, each of which could adversely affect our business, results of operations, financial condition, and growth prospects. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.

If we fail to implement and maintain an effective system of internal controls to remediate our significant deficiencies in financial reporting, our ability to report our results of operations and financial condition could be adversely affected.

Prior to the initial public offering completed in January 2025, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with the audit of our consolidated financial statements included in this report, we and our independent registered public accounting firm identified significant deficiencies in our internal control over financial reporting.

The significant deficiencies that have been identified relate to our lack of robust and formal financial reporting policies and procedures in place to address SEC disclosure requirements. Neither we nor our independent registered public accounting firm undertook a comprehensive assessment of our internal control for purposes of identifying and reporting material weaknesses and other deficiencies in our internal control over financial reporting. Had we performed a formal assessment of our internal control over financial reporting or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, additional deficiencies may have been identified.

We have engaged external financial consultant with U.S. GAAP experience to help our management in financial reporting processes and are in the process of developing and implementing a comprehensive set of processes and internal controls to timely and appropriately (i) identify transactions that may be subject to complex U.S. GAAP accounting treatment, (ii) analyze the transactions in accordance with the relevant U.S. GAAP, and (iii) review the accounting technical analysis. However, the implementation of these measures may not fully address the significant deficiencies in our internal control over financial reporting. Our failure to correct the significant deficiencies or our failure to discover and address any other deficiencies could result in inaccuracies in our financial statements and impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, ineffective internal control over financial reporting could significantly hinder our ability to prevent fraud.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations of NYSE American. Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to include a report from management on the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. In addition, once we cease to be an “emerging growth company” as such term is defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting unless we qualify as a “non-accelerated filer.” Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified, if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. In addition, our public company reporting obligations may place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. We may be unable to complete our evaluation testing and any required remediation in a timely manner.

Legal and Compliance Risks

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future federal or state regulations could have a materially adverse effect on our business.

We are subject to regulation at the federal level and at the state level. We may incur additional expenses associated with state wage, driver meal and rest break regulation. In addition, we operate in the United States pursuant to federal operating authority granted by the DOT. Our owner-operators and other independent contractor drivers also must comply with the safety and fitness regulations of the DOT, implemented through the FMCSA, including those relating to CSA safety performance and measurements, drug and alcohol testing and Hours of Service. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers’ Hours of Service, ergonomics, collective bargaining, security at ports and other matters affecting safety or operating methods. We, as well as our owner-operators and other independent contractor drivers, must comply with enacted governmental regulations regarding safety, equipment, environmental protection and operating methods. Examples include regulation of equipment weight, equipment dimensions, fuel emissions, driver Hours of Service, driver eligibility requirements, on-board reporting of operations and ergonomics. We may also become subject to new or more restrictive regulations related to safety or operating methods, which could adversely affect our owner-operators’ fleets and operations in those jurisdictions.

If current or future legislation or judicial decisions deem that independent contractors (owner-operators) or contingent workers are equivalent to employees, we would incur more employee-related expenses. We face a complex and increasingly stringent regulatory and statutory scheme relating to wages, classification of employees and alternate work arrangements. Tax, federal and other regulatory authorities and private plaintiffs have argued that owner-operator drivers in the trucking and transportation industries are employees, rather than independent contractors. If any cases are judicially determined in a manner adverse to us or our businesses, there could be an adverse impact on our operations in the effected jurisdictions. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If the owner-operator drivers we contract with are deemed employees, we would incur additional exposure under laws for federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort. The exposure could include prior period compensation, as well as potential liability for employee benefits and tax withholdings.

Changes in U.S. tax laws and regulations may impact our effective tax rate and may adversely affect our business, financial condition and operating results.

Significant reform of the U.S. tax laws, including significant changes related to federal tax rates and the taxation of business entities, could adversely affect us. Recent U.S. tax legislation may materially affect our financial condition, results of operations, and cash flows.

The Tax Cuts and Jobs Act (the “Tax Act”) has significantly changed the U.S. federal income taxation of U.S. businesses, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, modifying, or repealing many business deductions and credits.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modifies certain provisions of the Tax Act, including increasing the amount of interest expense that may be deducted.

The Tax Act as modified by the CARES Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Our analysis and interpretation of this legislation is preliminary and ongoing and there may be material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the tax legislation may adversely affect us, other changes may be beneficial. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and its potential effect on an investment in our common stock.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We and our owner-operators are subject to various environmental laws and regulations dealing with waste transport, air emissions from vehicles, engine idling and discharge and retention of storm water. Our operations involve the risks of fuel spillage or seepage, environmental damage and waste disposal, among others. If we are involved in a spill or other accidents, and if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable environmental laws or regulations, we could owe cleanup costs and incur related liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Litigation against us could be costly and time-consuming to defend and could materially and adversely affect our business, financial condition, and results of operations.

We may be from time to time involved in various claims, litigation matters and regulatory proceedings incidental to our business, including claims for damages arising out of the use of our services. The defense of these lawsuits could divert our management’s attention, and we could incur significant expenses in defending these lawsuits. In addition, we could be required to pay damage awards or settlements or become subject to unfavorable equitable remedies. Moreover, any insurance or indemnification rights that we could have may be insufficient or unavailable to protect us against potential loss exposures.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may fluctuate, and you could lose all or part of your investment.

The market price for our common stock may fluctuate significantly in response to several factors, most of which we cannot control, including:

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead investors of our common stock to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by shareholders;

●	speculation in the media, online forums, or investment community; and

●	our intentions and ability to maintain the listing of our common stock on NYSE American.

In the past, shareholders have filed securities class litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

We may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

The US stock market has witnessed instances of extreme stock price run-ups followed by rapid price declines in 2022 and such stock price volatility seemed unrelated to the issuers’ performance subsequent to their initial public offerings, especially among companies with smaller public floats. As a relatively small-capitalized company with a small public float, the price of our common stock may experience extreme volatility, lower trading volume and less liquidity than large-capitalized companies. Although the specific cause of such volatility is unclear, our anticipated small public float may amplify the impact that the actions taken by a few shareholders have on the price of our common stock, which may cause our stock price to deviate, potentially significantly, from a price that better reflects the underlying performance of our business. The potential extreme volatility may confuse public investors regarding the value of our securities, distort the market perception of our stock price and our company’s financial performance and public image, and negatively affect the long-term liquidity of our common stock, regardless of our actual or expected operating performance. Should our common stock experience run-ups and declines that are seemingly unrelated to our actual or expected operating performance and financial condition or prospects, prospective investors may have difficulty assessing the rapidly changing value of our common stock and our ability to access the capital market may be materially adversely affected. In addition, if the trading volumes of our common stock are low, holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. As a result of this volatility, investors may experience losses on their investment in our common stock.

We may not be able to maintain a listing of our common stock on NYSE American.

Once our common stock is listed on NYSE American, we must meet certain financial and liquidity criteria to maintain such listing. If we violate NYSE American’s listing requirements, or if we fail to meet any of NYSE American’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from NYSE American may materially impair our shareholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

We have considerable discretion as to the use of the net proceeds from the initial public offering and we may use these proceeds in ways with which you may not agree.

We have broad discretion over the use of the net proceeds from this initial public offering, and our actual expenditures may differ significantly from our current plans. While we intend to allocate these funds for geographic expansion, investments in physical and IT infrastructure, sales and marketing efforts, general working capital, and other corporate purposes, various factors may influence how we ultimately deploy these resources. Shareholders will not have the ability to evaluate or influence these decisions and must rely on our management’s judgment. There is a risk that the proceeds may be used in ways that do not align with shareholder expectations, do not enhance profitability, or do not increase our share price. Additionally, we may invest or allocate these funds in ways that do not generate income or that may result in losses.

We have loaned a substantial portion of the proceeds from the initial public offering ($6 million) to a third-party borrower as a long-term debt investment. The debt is schedule to be repaid as follows: a minimum of $1,000,000 in principal by January 2026; an additional $2,000,000 in principal by January 2027; and remaining $3,000,000 in principal, together with all accrued interest   at an annual rate of 7%, by January 2028. If the debt is not repaid in accordance with the foregoing schedule, an additional penalty interest of 5% per annum will apply to any overdue amounts. A copy of the loan agreement is filed as an exhibit to this Annual Report. This investment subjects us to credit risk and may not yield the expected returns. The borrower’s ability to repay the loan, including principal and interest, depends on its financial condition, cash flows, and ability to comply with the terms of the loan agreement. If the borrower experiences financial difficulties or defaults on its obligations, we may not receive timely payments or recover the full value of the investment, which could materially and adversely affect our financial condition, liquidity, and results of operations. Additionally, because the investment is long-term in nature, our capital will be tied up for an extended period, limiting our flexibility to deploy those funds elsewhere. Please also see “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds” from Registered Securities” below.

We do not expect to declare or pay dividends in the foreseeable future.

We do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. Therefore, holders of our common stock will not receive any return on their investment unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our securities could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our securities could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our securities could be negatively affected.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our securities to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our securities. In all events, future issuances of our securities would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our securities. In connection with our initial public offering, we have entered into a lock-up agreement that prevents us, subject to certain exceptions, from offering additional shares of capital stock for up to six (6) months after the closing of the offering. In addition to any adverse effects that may arise upon the expiration of these lock-up agreements, the lock-up provisions in these agreements may be waived, at any time and without notice. If the restrictions under the lock-up agreements are waived, our securities may become available for resale earlier, subject to applicable law, including without notice, which could reduce the market price for our common stock.

Future issuances of debt securities, which rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our securities.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our common stock.

We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our securities.

Our articles of incorporation authorize us to issue up to 50,000,000 shares of blank check preferred stock. Any preferred stock that we issue in the future may rank ahead of our securities in terms of dividend priority or liquidation premiums and may have greater voting rights than our securities. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of our common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

If our securities become subject to the penny stock rules, it would become more difficult to trade our shares.

The Securities and Exchange Commission, or the SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on NYSE American or another national securities exchange and if the price of our securities is less than $5.00, our securities could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our securities, and therefore shareholders may have difficulty selling their securities.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, and our shareholders could receive less information than they might expect to receive from more mature public companies.

We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We would remain an emerging growth company for up to five years, although if the market value of our securities that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Since we are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, our shareholders could receive less information than they might expect to receive from more mature public companies. We cannot predict if investors will find our securities less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our securities.

We qualify as a smaller reporting company and are exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

If a company determines that it does not qualify for smaller reporting company status because it exceeded one or more of the above thresholds, it will remain unqualified unless when making its annual determination it meets certain alternative threshold requirements which will be lower than the above thresholds if its prior public float or prior annual revenues exceed certain thresholds.

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section in our proxy statements; we must provide only two years of financial statements; and we need not provide the table of selected financial data. We are also subject to other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

As a “smaller reporting company,” we may choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

Under NYSE American rules, a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, is not subject to certain corporate governance requirements otherwise applicable to companies listed on NYSE American. For example, a smaller reporting company is exempt from the requirement of having a compensation committee composed solely of directors meeting certain enhanced independence standards, as long as the compensation committee has at least two members who do meet such standards. Although we do not avail ourselves of this or other exemptions from NYSE American requirements that are or may be afforded to smaller reporting companies, we may elect to rely on any or all of them in the future. By electing to utilize any such exemptions, our company may be subject to greater risks of poor corporate governance, and poorer financial performance from problems in our corporate organization.

Provisions in Nevada law may have an anti-takeover effect.

Nevada corporate statutes contain provisions designed to protect Nevada corporations and employees from the adverse effects of hostile corporate takeovers. These statutory provisions reduce the possibility that a third party could effect a change in control without the support of our incumbent directors and may also strengthen the position of current management by restricting the ability of shareholders to change the composition of the Board, to affect its policies generally and to benefit from actions that are opposed by the Board.

Section 8.10 of our bylaws provides that the Eighth Judicial District Court of Clark County, Nevada shall, to the fullest extent permitted by law, be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Section 8.10 of our bylaws provides that the Eighth Judicial District Court of Clark County, Nevada shall, to the fullest extent permitted by law, be the sole and exclusive forum for state law claims with respect to the following types of actions or proceedings:

●	any derivative action or proceeding brought in the name or right of the Company or on its behalf;

●	any action asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s stockholders;

●	any action arising or asserting a claim arising pursuant to any provision of the Nevada Revised Statutes Chapters 78 or 92A or any provision of the Company’s articles of incorporation or bylaws; or

●	any action asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of the Company’s articles of incorporation or bylaws.

Notwithstanding the foregoing, the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Nevada Revised Statutes §78.046 allows Nevada corporations to include a provision in their articles of incorporation or bylaws that requires, to the extent not inconsistent with any applicable federal laws, internal actions be brought solely or exclusively in court(s) specified therein, and such specified courts must include at least one court in the State of Nevada. If a stockholder of the Company may nevertheless seek to bring a claim in a venue other than the Eighth Judicial District Court of Clark County, Nevada as designated in the exclusive forum provision of our bylaws, we would expect to vigorously assert the validity and enforceability of such exclusive forum provision. This may require significant additional costs associated with resolving such actions in other jurisdictions and there can be no assurance that this exclusive forum provision will be enforced by a court in those other jurisdictions.

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business. Any person purchasing or otherwise acquiring any interest in shares of capital stock of the Company shall be deemed to have notice of and consented to Section 8.10 of our bylaws.

General Risk Factors

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by geopolitical instability due to the military conflict between Russia and Ukraine and armed conflicts between Israel and Hamas. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, the Gaza Strip or any other geopolitical tensions.

Global markets have experienced volatility and disruption following the escalation of geopolitical tensions, including the military conflict between Russia and Ukraine and armed conflicts between Israel and Hamas. Although the length and impact of the ongoing military conflict is highly unpredictable, such conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine, the Gaza Strip and globally and assessing its potential impact on our business. In addition, sanctions on Russia and hostilities involving Israel could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military actions, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.	CYBERSECURITY.

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Therefore, we have established a cybersecurity and risk management framework, which includes regular cybersecurity risk assessments to identify and evaluate potential cyber-attack threats and information security weakness that may affect our business. The data we collect during our operations primarily includes publicly available operational information from port websites. Additionally, we utilize a third-party software vendor to handle any personally identifiable information directly uploaded by truck drivers via a secure portal. We implement two-factor authentication for accessing emails and software, and enforce user role-based security with periodic password updates and login activity tracking. We plan to implement additional preventive measures, including firewalls, cyber-attack detection systems, and data encryption, to safeguard confidential information and data. We will regularly conduct cybersecurity awareness training for employees to enhance their awareness of potential cybersecurity threats and ensure they take appropriate preventive measures.

We have not identified risks from known cybersecurity threats, or experienced any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. In the event of any significant cybersecurity incidents, we will publicly disclose the nature, scope, and impact of the incident, as well as the remediation measures we implement.

Governance

Board of Directors Oversight

Our board of directors oversees the management of risks associated with cybersecurity threats.

Management’s Role in Managing Risk

The Company’s Chief Financial Officer is primarily responsible for assessing, monitoring and managing our cybersecurity risks. Management must ensure that all industry standard cybersecurity measures are functioning as required to prevent or detect cybersecurity threats and related risks. Management oversees and tests our compliance with standards, remediates known risks, and leads our employee training program.

Monitoring Cybersecurity Incidents

The Company’s management is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. Management implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of industry-standard security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, management will implement the cybersecurity crisis management plan.

Reporting to Board of Directors

Significant cybersecurity matters, and strategic risk management decisions, will be escalated to the board of directors.

ITEM 2.	PROPERTIES.

Our principal executive office is located at 1250 Kenas Road, North Wales, PA 19454, United States. We rent this facility from Hok C Chan, our Chief Executive Officer and Chairman, for a monthly rent of $5,500, with a term commencing on March 1, 2025 and ending on December 28, 2027. The lease agreement for this lease is filed as an exhibit to this report.

Additionally, we are renting premises of approximately 2 acres at 697 Doremus Avenue, Newark, NJ 07105, for a term from June 1, 2024 and March 31, 2025, for a monthly rent of $54,000. We are also renting ten additional spaces (four spaces at 697 Doremus Avenue, Newark, NJ 07105, and six spaces at 329 New Brunswick Avenue, Rahway, NJ 07065) from the same landlord on a month-to-month basis for aggregate monthly rental costs of $7,875. This lease may be terminated on 90 days’ advance written notice. We also use such rented premises to provide discounted parking space for our owner-operators. In Maryland, we rent 5 spots monthly at 216 Earls Road, Middle River, MD 21220 at $300/spot.

As we expanded into Florida, we have rented Unit No. 2301 in the building located at 1900 N. Bayshore Drive, Miami Beach, FL, 33141, with an area of 1,378 square feet, for use as office space. The lease term is from October 2022 to October 2025. Pursuant to the lease agreement, we have paid an advance rent of $300,000, covering the entire three-year lease term. In the event of early termination, we agreed to pay $16,000 as liquidated damages or an early termination fee if we elect to terminate the rental agreement and the landlord waives the right to seek additional rent beyond the month in which the landlord retakes possession.

In addition, we have rented parking spaces at three locations in Florida, with monthly rents varying between $250 and $800.

We believe that our current facilities are adequate and suitable for our current needs and that, should the need arise, suitable additional or alternative space will be available to accommodate any such expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed and began trading on the NYSE American on January 22, 2025, under the symbol “TOPP.” Prior to the listing, there was no public market for our common stock.

Number of Holders of Our Common Stock

As of April 15, 2025, there were approximately 6 holders of record of our common stock, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.

Use of Proceeds from Registered Securities

On January 21, 2025, we entered into an Underwriting Agreement (the “Underwriting Agreement”), with A.G.P./Alliance Global Partners (“AGP”), as representative of the underwriters named on Schedule 1 thereto, relating to the Company’s initial public offering of 2,500,000 shares of common stock (the “IPO Shares”). Pursuant to the Underwriting Agreement, in exchange for AGP’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to AGP at a purchase price of $3.72 (93% of the public offering price per share of $4.00, after deducting underwriting discounts and before deducting a 1% non-accountable expense allowance). The Company also agreed to issue AGP warrants (the “Representative’s Warrant”) to purchase 5% of the aggregate number of the IPO Shares, at an exercise price equal to $4.80, equal to 120% of the public offering price, subject to adjustment.

On January 22, 2025, the IPO Shares were listed and commenced trading on the NYSE American.

The closing of the initial public offering took place on January 23, 2025. At the closing, the Company sold the IPO Shares for total gross proceeds of $10,000,000. After deducting the underwriting discounts, non-accountable expense allowance, and other expenses from the gross proceeds, the Company received net proceeds of approximately $8.28 million. The Company also issued AGP the Representative’s Warrant exercisable for the purchase of 125,000 shares of common stock at an exercise price of $4.80 per share, subject to adjustment. The Representative’s Warrant may be exercised by payment of cash or by a cashless exercise provision, and may be exercised at any time for three (3) years following the date of commencement of sales of the initial public offering, in whole or in part.

The offer and sale of the IPO Shares, and the issuance of the Representative’s Warrant, were registered pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-281474), as amended (the “IPO Registration Statement”), initially filed with the SEC on August 12, 2024, and declared effective by the SEC on January 21, 2025, and by means of the final prospectus, dated January 21, 2025, filed with the SEC on January 22, 2025 pursuant to Rule 424(b)(4) of the Securities Act (the “Final IPO Prospectus”).

The IPO Registration Statement included the registration for sale of an additional 375,000 shares of common stock at the public offering price of $4.00 per share upon full exercise of the underwriters’ over-allotment option. The additional shares of common stock underlying the Representative’s Warrant registered for sale by the IPO Registration Statement included 18,750 shares of common stock that the underwriters had the option to purchase upon exercise of the Representative’s Warrant which would be issuable upon full exercise of the underwriters’ over-allotment option. The underwriters’ over-allotment option expired unexercised.

As stated in the Final IPO Prospectus, the Company intended to use the net proceeds from the initial public offering for geographic expansions, investments in physical and IT infrastructure, expansion of its sales team and marketing efforts, and general working capital and other corporate purposes.

The following is our reasonable estimate of the uses of the proceeds from the Company’s initial public offering from the date of the closing of the offering on January 23, 2025 until March 31, 2025:

●	Approximately $250,000 used for geographic expansions;

●	$250,000 used for investments in physical and IT infrastructure;

●	$30,000 used for expansion of sales team and marketing efforts;

●	Approximately $100,000 used for working capital; and

●

Approximately $6 million used for temporary debt investments. The debt is scheduled to be repaid as follows: a minimum of $1,000,000 in principal by January 2026; an additional $2,000,000 in principal by January 2027; and the remaining $3,000,000 in principal, plus all accrued interest   at an annual rate of 7%, by January 2028. If the debt is not repaid in accordance with the foregoing schedule, an additional penalty interest of 5% per annum will apply to the overdue amounts. A copy of the loan agreement is filed as an exhibit to this report.

As of March 31, 2025, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of our common stock, or any of our affiliates.

We do not expect any material changes in the planned use of proceeds from the initial public offering as described in the IPO Registration Statement and the Final IPO Prospectus.

Pursuant to the Underwriting Agreement, as of January 21, 2025, we are subject to a lock-up agreement that provides that we may not, for a period of six (6) months after the closing of the initial public offering, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the Commission relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company (other than pursuant to a registration statement on Form S-8 for employee benefit plans); or (iii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company, whether any such transaction described in clause (i), (ii) or (iii) above is to be settled by delivery of shares of capital stock of the Company or such other securities, in cash or otherwise. These restrictions are subject to certain exceptions, including (i) the issuance by the Company of shares of common stock upon the exercise of an outstanding stock option or warrant or the conversion of a security outstanding on the date of the Underwriting Agreement and disclosed in the IPO Registration Statement, (ii) the grant by the Company of stock options or other stock-based awards, or the issuance of shares of capital stock of the Company under any equity compensation plan of the Company disclosed in the IPO Registration Statement, or (iii) the issuance of securities in connection with mergers, acquisitions, joint ventures, licensing arrangements or any other similar non-capital raising transactions.

The Underwriting Agreement contains other customary representations, warranties and covenants by the Company, customary conditions to closing, indemnification obligations of the Company and AGP, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans”.

Dividend Policy

We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. See also “Item 1A. Risk Factors—Risks Related to Ownership of Our Common Stock—We do not expect to declare or pay dividends in the foreseeable future.”

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled Item 1A. “Risk Factors” and “Introductory Notes – Note Regarding Forward-Looking Statements.”

Overview

We are a truckload services and solutions provider focused on the recycling export supply chain. We have become a key player in the New Jersey and Pennsylvania regional trucking market for waste paper, evidenced by our significant market share where we accounted for approximately 34% of the waste paper export drayage volumes through New Jersey’s ports and approximately 30% through Philadelphia’s ports, according to data sourced from IHS Markit. In addition to waste paper, our portfolio also includes the shipment of scrap metal and wooden logs from large waste companies, recycling centers and commodity traders to the ports of Newark, NJ, and Philadelphia, PA. We continue to expand our footprints domestically and internationally and have ventured into the recycling export transport market of Tampa, Jacksonville and Miami, FL, and Baltimore, MD in 2023, and Ensenada, Mexico in 2024. We intend to explore the international market in Canada, the United Kingdom and Australia in the near future.

Our client base includes largest Fortune 500 waste companies and over 280 recycling centers and commodity traders that operate in nearly 2,300 locations. Our growing client base relies on us as their partner to provide a “white glove service” to ensure their time-sensitive, ultra-high throughput commodities are safely loaded and delivered right to container ships. In addition, capitalizing on our know-how in developing logistics solutions over the years, we are able to propose integrated transportation solutions that cover loading, transport, port drayage and unloading.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees; and

●	market conditions and our market position.

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

	Years Ended December 31:		Increase (Decrease)
	2024	2023	$	%
Revenues	$16,039,513	18,035,532	(1,996,019)	(11)%

Costs and expenses
Costs of revenues	13,701,711	15,386,379	(1,684,668)	(11)%
Selling	-	-	-	0%
General and administrative	2,983,553	1,874,837	1,108,716	59%
	16,685,264	17,261,216	(575,952)	(3)%
Income (loss) from operations	(645,751)	774,316	(1,420,067)	(183)%
Other income (expense)	711,202	145,966	565,236	387%
Net income before income taxes	65,451	920,282	(854,831)	(93)%
Provision for (benefit from) income taxes	(109,420)	377,931	(487,351)	(129)%
Net income	$174,871	542,351	(367,480)	(68)%

Revenue

Revenue for the years ended December 31, 2024 and 2023 was $16,039,513 and $18,035,532, respectively, representing a decrease of 11%. The revenue decline in 2024 was mainly due to an industry-wide decrease in scrap paper export volume. Despite receiving an increased number of orders, both the average load count per order and the price per load decreased. To maintain activity across our fleet, we accepted a higher volume of smaller orders at lower prices.

In 2024, U.S. waste paper exports reached a 19-year low since 2004, driven by multi-year declines in shipments into key overseas markets. India was the largest buyer of U.S. waste paper exports in 2023, while China, which used to be the largest importer, has significantly reduced purchases of U.S. recovered paper, following its ban on imports of unsorted waste paper. The global recovered paper market exhibited a similar trend, with a strong upturn in 2021, a collapse in the second half of 2022 and continued weakness throughout 2023. The decline in U.S. waste paper exports was partly due to increased domestic mill production of recycled-content paper and board. The fluctuations in the market demand for U.S. waste paper exports have a direct impact on our revenue. As demand decreases, our shipping volumes, rates and associated revenues decline. Conversely, improvements in industry demand can lead to increased shipping activity and revenue growth. Given that domestic paper and board production has its capacity limitations and recycling practices and sorting equipment at recycling facilities are anticipated to continue improving, we believe that the U.S. waste paper exports will remain a mainstream commodity for our trucking services despite short-term volatility. For more information, please see the “Industry—Waste Paper Export” section. However, it is difficult to precisely predict when this downward trend will reverse. If the current trend persists and we are unable to find alternative sources of demand to replace the lost demand for waste paper, our revenues will be materially adversely affected.

Despite the downturn in waste paper exports, waste metal, forestry, and import other specifically plastic experienced growth in 2024. We expanded our presence in this space, which resulted in a 46.1% increase in loads, totaling an additional 143 loads compared to 2023. Our revenues growth in this vertical was due to our established relationships with a number of plastic waste customers. As paper export volume continued to show weakness, we strategically targeted the existing client companies with the high volume of waste metal export and import containers. Opportunity was discovered from discussions with their leadership by uncovering their prior year volume and the ability for us to provide a higher level of service. The export volume for metal waste is subject to the market rate and countries buying the commodity. Import volume varies by the amount of demand from domestic consumers and economic conditions. Prices on providing logistics services for these verticals are based on the supply of trucks servicing the vertical, their availability to transport large quantities of containers in a short time, and established relationships with the customer. Our slight decrease in revenue from Waste Paper, Waste Metal, and Import was mainly due to economic conditions. Our revenues from Forestry were lower in 2024 compared to the past couple years, which experienced an unusual surge.

Our revenues from the “Others” vertical, where we hire “outside trucks” in markets our fleet does not service such as Illinois and Texas, also increased. Utilizing “outside trucks” allows us to scale our operations and serve our national clients in emerging markets with low risk.

Our revenues consisted of the following during the year ended December 31, 2024, and 2023:

	2024	2023
Commodity
Paper	$10,709,992	$13,427,327
Import	3,556,824	2,848,179
Metal	1,150,794	1,076,718
Log	293,645	447,995
Plastic	328,258	235,313
	$16,039,513	$18,035,532

Cost and expenses

Costs of revenues Our cost of revenue includes all directly related costs to deliver our services, which includes independent contractor drivers, insurance, truck maintenance costs, equipment rental and other directly related costs. Our costs of revenue for the years ended December 31, 2024 and 2023 was $13,701,711 and $15,386,379, respectively, representing a decrease of 11%. Such decrease was in line with our decreased revenue

Gross profit As a result of the foregoing, our gross profit decreased by $1,684,668 to $2,337,802 for the year ended December 31, 2024 from $2,649,153 for the year ended December 31, 2023. As a percentage of revenue, gross profit remained consistent from 15% for the year ended December 31, 2024 to 15% for the year ended December 31, 2023. Again, the decrease in cost of revenue is in line with the decrease in revenue allowing for no change in gross profit year over year.

General and administrative Our general and administrative expenses consist primarily of automobile, office, insurance, payroll and rent expenses. Our general and administrative expenses increased by $1,108,716 or 59% to $2,983,553 for the year ended December 31, 2024 from $1,874,837 for the year ended December 31, 2023. This change primarily results from an increase in accrued compensation of $393,775, accounting fees of $267,896, bad debt expense $123,371, officer payroll $109,615, relocation expense of $75,264, litigation settlement of $150,000, amortization of $67,218, depreciation expense of $42,084, legal fees $30,209, and lastly automobile expenses with a total of $30,994. However, the increase in expenses were offset by a decrease in consulting fee of $170,404, utilities of $18,418, travel expenses of $15,953, business licenses and permits of $14,273, professional fees $12,000,

Income tax expense  We recorded a provision for (benefit from) income taxes of $109,420 for the year ended December 31, 2024, as compared to $377,931 for the year ended December 31, 2023, a decrease of $487,351 or 129%. The decrease in the income tax expense mainly resulted from lower taxable income.

Net income

Net income for the years ended December 31, 2024 and 2023 was $174,871 and $542,351, respectively. The change of net income was due to the decrease in revenue and lower profit margin during 2024.

Other Performance Indicator

We use Number of Loads Completed, or NLC, as a key performance indicator to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. This measure may be used by other companies in our industry who may calculate it differently than we do, limiting its usefulness as a comparative measure. Therefore, NLC may have limitations as an analytical tool.

We define NLC as the total number of loads delivered during a period. As our fleet exclusively offers full truckload shipping, tracking NLC is straightforward. We recognize a completed load when our dispatch team receives the receipt paperwork from the driver at the port or other destination. We simultaneously notify the client of the delivery. We use our proprietary analytics system to record NLC. As we ship both 40-foot and 20-foot shipping containers, the total tonnage transported represents the sum of the weight of the loads included in NLC for the period presented, based on an average weight of 28 tons per load. The average weight of 28 tons per load is an estimate made by the management based on historical data.

The NLC information, including the related estimated total tonnage, has been prepared by, and is the responsibility of, the Company’s management. TAAD LLP has not audited, reviewed, examined, compiled or applied agreed-upon procedures with respect to such NLC information and, accordingly, TAAD LLP does not express an opinion or any other form of assurance with respect thereto. The TAAD LLP report relates to the Company’s previously issued financial statements, and it does not extend to the NLC information and should not be read to do so.

The table below shows both the total NLCs and a breakdown of NLCs by business vertical during the fiscal years ended December 31, 2024 and 2023. Our revenue generation directly corresponds to NLC but is also impacted by the rates charged to customers.

	Year ended December 31, 2024		Year ended December 31, 2023
	Number of Loads Completed	Percentage in Total NLC	Number of Loads Completed	Percentage in Total NLC
Waste Paper	16,641	73.4%	18,094	74.8%
Waste Metal	1,243	5.5%	1,336	5.5%
Forestry	271	1.2%	340	1.4%
Import	4,057	17.9%	4,109	16.9%
Others	453	2%	310	1.3%
Total	22,665	100%	24,189	100%

For the year ended December 31, 2024, the NLC for Waste Paper declined by 1,453, or 8.0%, to 16,641, from 18,094 for the year ended December 31, 2023. The decrease was primarily attributed to an industry-wide decrease in scrap paper export volume.

For the year ended December 31, 2024, the NLC for Waste Metal decreased by 93 or 6.9%, to 1,243, from 1,336 for the year ended December 31, 2023. The decrease was due to the loss of a couple clients in the waste metal space.

For the year ended December 31, 2024, the NLC for Forestry decreased by 69, or 20.3%, to 271, from 340 for the year ended December 31, 2023. The decrease primarily reflected limitations on the volume of trees deforested for logging in the New York state we service.

For the year ended December 31, 2024, the NLC for Import increased by 52, or 1.3%, to 4,057, from 4,109 for the year ended December 31, 2023. The decrease was due to the loss of a couple clients of import customers.

For the year ended December 31, 2024, the NLC for Others increased by 143, or 46.1%, to 453, from 310 for the year ended December 31, 2023. The increase was due to new client acquisition for customers requiring exports in plastics and other materials.

For the year ended December 31, 2024, the total NLC decreased by 1,524, or 6.3%, to 22,665, from 24,189 for the year ended December 31, 2023. The drop in total NLC was primarily due to significant decreases in the NLCs for Waste Paper, Forestry, and Waste Metal partially offset by increases in the NLCs for Others specifically Plastic.

Liquidity and Capital Resources

As of December 31, 2024 and December 31, 2023, we had cash of $557,619 and $1,455,976, respectively. To date, we have financed our operations primarily through revenue generated from operations.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations for at least the next 12 months, including our anticipated costs associated with becoming a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional loans. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the fiscal years ended December 31, 2024 and 2023:

	Year Ended
	December 31, 2024	December 31, 2023
Net cash provided by operating activities	$(593,734)	$2,008,219
Net cash (used in) investing activities	(1,211,981)	(1,091,226)
Net cash provided by (used in) financing activities	907,358	(205,870)
Net increase (decrease) in cash	(898,357)	711,123
Cash at beginning of period	1,455,976	744,853
Cash at end of period	$557,619	$1,455,976

Operating activities provided net cash of ($593,734) during the year ended December 31, 2024, and $2,008,219 during the year ended December 31, 2023. Cash provided by operating activities decreased by approximately $2,601,953 primarily due to a decrease in net income of $339,308, decrease in amortization of ROU of $189,551, the recognition of a non-cash rent expense of $433,574, depreciation of $54,900, a decrease deferred taxes of $123,163, and an overall decrease of $1,967,544 from the change in operating assets and liabilities, for the year ended December 31, 2024 in comparison of the year ended December 31, 2023.

Investing activities used net cash of ($1,211,981) during the year ended December 31, 2024, and ($1,091,226) during the year ended December 31, 2023. Cash used in investing activities increased by $120,755 from the corresponding period of the prior year. The December 31, 2024, amount is due to $1,203,981 from the purchases of property and equipment, $8,000 from the purchases of intangible asset. The December 31, 2022 amount is due to $65,377 from the purchases of property and equipment.

Financing activities used net cash of $907,358 during the year ended December 31, 2024, and ($205,870) during the year ended December 31, 2023. Cash used in financing activities increased by $1,455,976. The increase in December   31, 2024, amount is due to $1,100,00 in proceeds from loans payable and $192,642 of deferred financing costs.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of December 31, 2025 and as for the 12 months thereafter:

Contractual Obligations	As of December 31, 2025	For the year ended December 31, 2025
Operating lease obligations	$462,385	$240,018

Total Contractual Obligations	$462,385	$240,018

We intend to fund our contractual obligations with working capital.

Initial Public Offering and Underwriting Agreement

On January 21, 2025, we entered into an Underwriting Agreement (the “Underwriting Agreement”), with A.G.P./Alliance Global Partners (“AGP”), as representative of the underwriters named on Schedule 1 thereto, relating to the Company’s initial public offering of 2,500,000 shares of common stock (the “IPO Shares”). Pursuant to the Underwriting Agreement, in exchange for AGP’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to AGP at a purchase price of $3.72 (93% of the public offering price per share of $4.00, after deducting underwriting discounts and before deducting a 1% non-accountable expense allowance). The Company also agreed to issue AGP warrants (the “Representative’s Warrant”) to purchase 5% of the aggregate number of the IPO Shares, at an exercise price equal to $4.80, equal to 120% of the public offering price, subject to adjustment.

On January 22, 2025, the IPO Shares were listed and commenced trading on the NYSE American.

The closing of the initial public offering took place on January 23, 2025. At the closing, the Company sold the IPO Shares for total gross proceeds of $10,000,000. After deducting the underwriting discounts, non-accountable expense allowance, and other expenses from the gross proceeds, the Company received net proceeds of approximately $8.28 million. The Company also issued AGP the Representative’s Warrant exercisable for the purchase of 125,000 shares of common stock at an exercise price of $4.80 per share, subject to adjustment. The Representative’s Warrant may be exercised by payment of cash or by a cashless exercise provision, and may be exercised at any time for three (3) years following the date of commencement of sales of the initial public offering, in whole or in part.

The offer and sale of the IPO Shares, and the issuance of the Representative’s Warrant, were registered pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-281474), as amended (the “IPO Registration Statement”), initially filed with the SEC on August 12, 2024, and declared effective by the SEC on January 21, 2025, and by means of the final prospectus, dated January 21, 2025, filed with the SEC on January 22, 2025 pursuant to Rule 424(b)(4) of the Securities Act, or the Final IPO Prospectus.

The IPO Registration Statement included the registration for sale of an additional 375,000 shares of common stock at the public offering price of $4.00 per share upon full exercise of the underwriters’ over-allotment option. The additional shares of common stock underlying the Representative’s Warrant registered for sale by the IPO Registration Statement included 18,750 shares of common stock that the underwriters had the option to purchase upon exercise of the Representative’s Warrant which would be issuable upon full exercise of the underwriters’ over-allotment option. The underwriters’ over-allotment option expired unexercised.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The following discussion relates to critical accounting policies for our company. The preparation of financial statements in conformity with GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition

The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board (“FASB”) – Accounting Standards Codification 606 ”Revenue From Contracts With Customers” (“ASC 606”), which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed and services are performed.

The Company’s contracts with customers only include one performance obligation, which is to provide the delivery of truckload services. Revenue is recognized in the gross amount at a point in time when the service is completed and the benefit of our services has been transferred to the customer. This has been determined to be when the goods are delivered to its final destination point. At this point in time, the Company has a present right to payment, and the performance obligation has been met. It is not until delivery is completed that the Company completed its performance obligation. The customer is not simultaneously receiving and consuming the benefit of the performance until the delivery to its final destination. The Company has determined that during transit, which is typically within twenty four hours, it would be impractical for another entity to complete its performance obligation due to various circumstances which would not lend it to be feasible. Additionally, every performance obligation of the Company is related to a unique order number between the customer and the final destination point. If that specific order cannot be completed, the Company or another provider would need to go through a process change of receiving a new order number due to homeland security and customs restrictions which results in the customer not simultaneously receiving benefits during transit time. The Company is primarily responsible for fulfilling the promise to provide the specified service to its customers. In addition, the Company has discretion in establishing the price for the specified services and bears risk of loss of goods until delivery is completed. Transport time from pick up to the delivery of truckloads is typically within the same day. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for those services. Because revenue is recognized at the point in time services are sold to customers, there are no contract liability balances except for when an amount is billed before the service is performed, however there may be contract asset balances for any services provided that were not billed. The Company’s revenue recognition is the same for whether the Company engages independent contractors or its brokerage model for owner operators.

Income Taxes

Historically and through December 31, 2021, the Company elected, by consent of its stockholders, to be taxed under the provisions of Subchapter S of the Internal Revenue Code and applicable state statutes. The Company made a qualified Subchapter S subsidiary election with the Internal Revenue Service and accordingly the Company’s income is to be included in the Parent’s income tax return for Federal tax purposes. The Company has also elected S Corporation status for Pennsylvania State tax purposes. The Company revoked its Subchapter S election with the Internal Revenue Service and Pennsylvania as of January 1, 2022.

As of January 1 2022, the Company accounts for income taxes utilizing the asset and liability approach. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from the differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the liabilities are no longer determined to be necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

The Company evaluates uncertain income tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. The Company was not required to recognize any amounts from uncertain tax positions for the years ended December 31, 2023 and 2022. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as other factors. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 and is to be applied utilizing a modified retrospective approach. The Company has adopted this guidance as of January 1, 2022, and it did have a material impact on its consolidated financial statements as now the Company capitalizes all right-of-use assets and lease liabilities.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (“Topic 326”)”. The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company has adopted this guidance as of January 1, 2023, and it did not have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level.

The Company does not have robust and formal financial reporting policies and procedures in place to address SEC disclosure requirements. To assist in internal control over financial reporting, outside consultants are engaged.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Hok C Chan	40	Chief Executive Officer, Chairman of the Board of Directors, President
John Feliciano III	38	Chief Financial Officer, Director, Secretary
Jimmy M. Wong(1)(2)(3)	69	Independent Director
Pablo A Santana(1)(2)(3)	38	Independent Director
Tan Ying Lo(1)(2)(3)	30	Independent Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Hok C Chan has served as our Chief Executive Officer and Chairman since August 16, 2022. He founded and has been the chief executive officer and sole director of our operating subsidiary, Toppoint Inc, since its inception in 2014. He entered the recycling industry in 2008 and started Toppoint International Recycling Co., a recycling plant in 2010. He led the plant to a successful exit by selling it to a private equity firm in 2014 for approximately $4 million. Mr. Chan earned a certificate in accounting from the Chisholm Institute in Australia. We believe that Mr. Chan is qualified to serve on our board of directors due to his deep knowledge and vision of Toppoint, understanding and impactful relationships in the recycling industry and his long executive and board experience with us since his founding of our company.

John Feliciano III has served as our principal financial officer and director since August 16, 2022 and was appointed as our Chief Financial Officer on July 1, 2024. He joined Toppoint Inc as the Chief of Strategy in 2020. Prior to that, he worked in the heavy equipment rental space from June 2017 to June 2020. During his tenure at Durante Rentals, he oversaw sales to drive EBITDA growth for a successful acquisition of the business by Clairvest, a private equity firm, in 2019. Mr. Feliciano also served as a consultant to Point-of-Rental Software, a software company based in Fort Worth, TX, providing operational and strategic consulting services from July 2020 to December 2023. Mr. Feliciano holds a Bachelor of Business Administration and Marketing from Florida International University. We believe that Mr. Feliciano is qualified to serve on our board of directors due to his track record in managing a company’s overall development and core competitiveness and his industry expertise.

Jimmy M. Wong was elected to our board of directors on March 25, 2025. Mr. Wong is a retired, seasoned executive in finance, business and information technology, with over 30 years of experience across North America and the Asia Pacific region, spanning financial accounting, e-commerce and management consulting. He was a successful entrepreneur and business professional, having founded several startups in Hong Kong and China. In 2005, his firm Teksen, merged with HiSoft China where he served as chief executive officer of HiSoft Enterprise Solutions Group, supporting a global customer base, from 2005 to 2007. HiSoft Technology International Limited became listed on NASDAQ (NASDAQ: HSFT) in 2011, as one of the largest information technology service providers in China. Mr. Wong also served as the Executive VP of VancInfo Technologies from 2007 to 2009. VanceInfo Technologies became listed on NYSE (NYSE: VIT) in 2007. Prior to establishing his own businesses, he served as Accenture’s Head of the Asia Oracle Practice from 2002 to 2004, leading its eEBS (electronic Enterprise Business Solutions) offerings, Accenture’s flagship global e-Commerce initiative. At Oracle Corporation, he held the position of Director of Oracle Consulting Services, where he supported major multinational clients in implementing Oracle financial applications from 1996 to 2000. Earlier in his career, he held various consulting and financial roles at Coopers & Lybrand Consulting Group (from 1985 to 1987), Digital Equipment Corporation (from 1987 to 1989), and the Canadian Imperial Bank of Commerce (from 1989 to 1991). Mr. Wong received his Master of Business Administration, Master of Applied Science (Engineering) and Bachelor of Applied Science (Engineering) from the University of Ottawa, Canada. He was also a qualified accountant (Certified Management Accountant) and registered as a professional engineer (P. Eng.) in Ontario, Canada. We believe Mr. Wong is qualified to serve on our board of directors due to his financial expertise, his global perspective and extensive executive experience.

Pablo A Santana was elected to our board of directors on January 21, 2025. Mr. Santana has been serving as the Sales Account Manager for Custom Truck One Source Inc (NYSE: CTOS) since January 2021. Prior to his current role, he was the Sales Account Manager at C&C Lift Truck Inc. where he oversaw sales development of material handling equipment that is essential for the operations of warehouses and supply chain management from July 2015 to December 2020. Mr. Santana earned his bachelor’s degree in accounting and finance from CUNY College of Staten Island in New York City in 2014. His vast understanding of the trucking and material handling industries as well as public company processes qualify Mr. Santana to serve on our board of directors.

Tan Ying Lo was elected to our board of directors on January 21, 2025. Ms. Lo has been serving as the assistant project manager for Missions Points Network Limited, a company that offers loyalty rewards programs, since October 2021. At Missions Points Network Limited, Ms. Lo’s main responsibility includes implementing customer relationship management campaigns, conducting post campaign analysis, and managing daily operations and various projects. From June to October 2021, Ms. Lo was the assistant project manager for OPPA System Limited, a technology solutions company that organized over 2000 virtual events during the COVID-19 pandemic period. In this role, Ms. Lo planned and coordinated corporate online events, supervised the execution of international and regional events, and explored business opportunities with potential partners. From January 2020 to May 2021, Ms. Lo was the senior partnership executive for HKT The Club, Hong Kong, one of the biggest telecom companies in Hong Kong, where she prepared proposals for pitching potential new partners, coordinated media campaigns, and developed business strategies to support loyalty program growth. From July 2018 to December 2019, Ms. Lo was a graduation trainee for HKT The Club, Hong Kong. Ms. Lo obtained her Bachelor of Arts in Cultural Management from The Chinese University of Hong Kong (“CUHK”) in 2018. We believe that Ms. Lo is qualified to serve on our board of directors due to her business professional training and educational background as well as her extensive experience in developing business-to-business marketing strategies.

Arrangements Between Officers and Directors

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualified, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors. There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was or is to be selected as a director, nominee or officer.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1)	A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2)	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3)	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4)	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3)i in the preceding paragraph or to be associated with persons engaged in any such activity;

5)	Was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

6)	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7)	Was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any federal or state securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8)	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Committees of the Board of Directors

Our board has established an audit committee, a compensation committee, and a nominating and corporate governance committee, and each has its own charter approved by the board. The committee charters have been filed as exhibits to this report and are available on our website at https://toppointtrucking.com/.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Jimmy M. Wong, Pablo A Santana and Tan Ying Lo, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and NYSE American’s rules, serve on our audit committee, with Jimmy M. Wong serving as the chairperson. Our board has determined that Jimmy M. Wong qualifies as the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our principal executive officer and principal financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Compensation Committee

Jimmy M. Wong, Pablo A Santana and Tan Ying Lo, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and NYSE American’s rules, serve on our compensation committee, with Pablo A Santana serving as the chairperson. The members of the compensation committee are also “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) making recommendations to the board regarding the compensation of our independent directors; (iii) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (iv) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

Nominating and Corporate Governance Committee

Jimmy M. Wong, Pablo A Santana and Tan Ying Lo, each of whom satisfies the “independence” requirements of NYSE American’s rules, serve on our nominating and corporate governance committee, with Tan Ying Lo serving as the chairperson. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The nominating and corporate governance committee is responsible for, among other things: (i) identifying and evaluating individuals qualified to become members of the board by reviewing nominees for election to the board submitted by shareholders and recommending to the board director nominees for each annual meeting of shareholders and for election to fill any vacancies on the board; (ii) advising the board with respect to board organization, desired qualifications of board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies; (iii) advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance; and (iv) overseeing compliance with the our code of ethics.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our shareholders, as discussed below) include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A shareholder may nominate one or more persons for election as a director at an annual meeting of shareholders if the shareholder complies with the notice and information provisions contained in our bylaws. Such notice must be in writing to our Company not later than the close of business on the ninetieth (90th) day nor earlier than the close of business on the one-hundred-twentieth (120th) day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced more than thirty (30) days prior to or delayed by more than thirty (30) days after the anniversary of the preceding year’s annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the one hundred twentieth (120th) day prior to such annual meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made or as otherwise required by the Exchange Act. In addition, shareholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of shareholders entitled to vote at such meeting.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such Code of Ethics and Business Conduct addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

The full text of the Code of Ethics and Business Conduct is posted on our website at https://toppointtrucking.com/ir/corporate-governance/. Any waiver of the Code of Ethics and Business Conduct for directors or executive officers must be approved by our Audit Committee. We will disclose future amendments to our Code of Ethics and Business Conduct, or waivers from our Code of Ethics and Business Conduct for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Ethics and Business Conduct for our other executive officers and our directors on our website. A copy of our Code of Ethics and Business Conduct will also be provided free of charge upon request to: Secretary, Toppoint Holdings Inc., 1250 Kenas Road, North Wales, PA 19454.

Insider Trading Policy

Effective March 31, 2025, we adopted an insider trading policy that applies to all our executive officers, directors and key employees. The insider trading policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to the Company. A copy of the insider trading policy is filed as Exhibit 19 to this report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Since we were not a public company as of December 31, 2024, no such reports were required to be filed for the year ended December 31, 2024.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2024 and 2023

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total compensation in excess of $100,000 during the fiscal year ended December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Hok C Chan, Chief Executive Officer,	2023	200,000	-	-	-	-	200,000
Chairman and President	2024	309,615	-	-	-	-	309,615

John Feliciano III, Chief Financial Officer,	2023	-	-	-	-	-	-	*
Director and Secretary	2024	-	-	-	-	147,733	147,733	*

*	The Company paid consulting fees of $1,477,327 and $3,122,040 to 4 John Trucking for the years ended December 31, 2024 and 2023, respectively. John Feliciano III is the president of 4 John Trucking. For the year ended December 31, 2023, all the consulting fees were allocated directly to settle accounts payable of the Company, and 4 John Trucking did not earn a commission, premium or margin from these transactions during this period. As a result, for the year ended December 31, 2023, these payments did not constitute or generate any personal compensation for Mr. Feliciano III from the Company. For the year ended December 31, 2024, 4 John Trucking earned a commission of 10% on these consulting fees, amounting to $147,733. This commission constituted Mr. Feliciano III’s compensation during this period. See also “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Employment Agreements

Under our employment agreement with our Chief Executive Officer, Hok C Chan, we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay Mr. Chan an annual salary of $350,000. Additionally, Mr. Chan will be eligible to receive an annual cash bonus to the extent the Company achieves or exceeds its annual net profit objectives set forth in Exhibit A to the agreement. The percentage of base salary Mr. Chan is entitled to receive as a bonus is also detailed in Exhibit A, corresponding to the percentage of the Company’s net profit that must be achieved to earn such bonus level. Mr. Chan will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Chan’s employment by giving at least 60 days written notice. If we terminate Mr. Chan without cause or he resigns for good reason as provided under the agreement, we must pay effect immediate vesting of any outstanding unvested equity granted to Mr. Chan during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. All other compensation shall cease as of the date of termination and the Company shall pay all previously earned, accrued and unpaid compensation. Mr. Chan is also subject to standard confidentiality and non-competition provisions. The foregoing summary of the material terms of Mr. Chan’s employment agreement is qualified in its entirety by reference to the full text of the agreement, which is filed as an exhibit to this report.

Under our employment agreement with our Chief Financial Officer, John Feliciano III, we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay John Feliciano III an annual salary of $75,000 and a stock option to purchase 750,000 shares of common stock to be granted within three months following the completion of this offering. John Feliciano III will be eligible to receive an annual cash bonus as determined by the board of directors. John Feliciano III will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate John Feliciano III’s employment by giving at least 60 days written notice. If we terminate John Feliciano III without cause or he resigns for good reason as provided under the agreement, we must effect immediate vesting of any outstanding unvested equity granted to John Feliciano III during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. John Feliciano III is also subject to standard confidentiality and non-competition provisions. The foregoing summary of the material terms of Mr. Feliciano III’s employment agreement is qualified in its entirety by reference to the full text of the agreement, which is filed as an exhibit to this report.

Management Indemnification Agreements and Insurance

We have separately entered into an indemnification agreement with each of our directors and executive officers. Each indemnification agreement provides for indemnification to the fullest extent permitted by law and our articles of incorporation and bylaws against any and all expenses, judgments, fines, penalties and amounts paid in settlement of any claim. The indemnification agreements will provide for the advancement or payment of all expenses to the indemnitee and for reimbursement to us if it is found that such indemnitee is not entitled to such indemnification under applicable law and our articles of incorporation and bylaws. The form of such indemnification agreement is filed as an exhibit to this report.

We have obtained standard directors and officers liability insurance under which coverage is provided (a) to our directors and officers against loss rising from claims made by reason of breach of duty or other wrongful act, and (b) to us with respect to payments which we may make to such officers and directors pursuant to the indemnification agreements described above or otherwise as a matter of law.

Outstanding Equity Awards at Fiscal Year-End

No executive officer named above had any unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2024.

Director Compensation

No member of our board of directors received any compensation for his or her services as a director during the fiscal year ended December 31, 2024.

Toppoint Holdings Inc. 2022 Equity Incentive Plan

On October 1, 2022, we established the Toppoint Holdings Inc. 2022 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 2,250,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. As of the date of this report, all 2,250,000 shares of common stock under the Plan are available for grant.

The following summary briefly describes the principal features of the Plan and is qualified in its entirety by reference to the full text of the Plan.

Awards that may be granted include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of our Common Stock and the award holder’s continuing service with our company.

Stock options give the option holder the right to acquire from us a designated number of shares of Common Stock at a purchase price that is fixed upon the grant of the option. The exercise price will not be less than the market price of the Common Stock on the date of grant. Stock options granted may be either tax-qualified stock options (so-called ”incentive stock options”) or non-qualified stock options.

Stock appreciation rights, or SARs, which may be granted alone or in tandem with options, have an economic value similar to that of options. When a SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the market price of the shares on the date of exercise and the exercise price of the shares under the SAR. The exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment — the appreciation value — either in cash or shares of Common Stock valued at the fair market value on the date of exercise. The form of payment will be determined by us.

Restricted shares are shares of Common Stock awarded to participants at no cost. Restricted shares can take the form of awards of restricted stock, which represent issued and outstanding shares of our Common Stock subject to vesting criteria, or restricted stock units, which represent the right to receive shares of our Common Stock subject to satisfaction of the vesting criteria. Restricted shares are forfeitable and non-transferable until the shares vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded.

The Plan also provides for performance compensation awards, representing the right to receive a payment, which may be in the form of cash, shares of Common Stock, or a combination, based on the attainment of pre-established goals.

All of the permissible types of awards under the Plan are described in more detail as follows:

Purposes of Plan: The purposes of the Plan are to attract and retain officers, employees and directors for our company and its subsidiaries; motivate them by means of appropriate incentives to achieve long-range goals; provide incentive compensation opportunities; and further align their interests with those of our stockholders through compensation that is based on our Common Stock.

Administration of the Plan: The Plan is currently administered by our board of directors and will be administered by our compensation committee once it is established (which we refer to as the administrator). Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the Plan.

Eligible Recipients: Persons eligible to receive awards under the Plan will be those officers, employees, consultants, and directors of our company and its subsidiaries who are selected by the administrator.

Shares Available Under the Plan: The maximum number of shares of our Common Stock that may be delivered to participants under the Plan is 2,250,000 shares, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the Plan for which the award is canceled, forfeited or expires again become available for grants under the Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the Plan.

Stock Options:

General. Subject to the provisions of the Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

Option Price. The exercise price for stock options will be determined at the time of grant. Normally, the exercise price will not be less than the fair market value on the date of grant. As a matter of tax law, the exercise price for any incentive stock option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive stock option grants to any person owning more than 10% of our voting stock must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions for the option agreement as established by the administrator at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the administrator, by actual or constructive delivery of shares of Common Stock to the holder of the option based upon the fair market value of the shares on the date of exercise.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with our company or a subsidiary terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Incentive and Non-Qualified Options. As described elsewhere in this summary, an incentive stock option is an option that is intended to qualify under certain provisions of the Code for more favorable tax treatment than applies to non-qualified stock options. Any option that does not qualify as an incentive stock option will be a non-qualified stock option. Under the Code, certain restrictions apply to incentive stock options. For example, the exercise price for incentive stock options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive stock option may not be transferred, other than by will or the laws of descent and distribution, and must be exercisable during the holder’s lifetime only by the holder. In addition, no incentive stock option may be granted to a holder that is first exercisable in a single year if that option, together with all incentive stock options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights: Awards of SARs may be granted alone or in tandem with stock options. SARs provide the holder with the right, upon exercise, to receive a payment, in cash or shares of stock, having a value equal to the excess of the fair market value on the exercise date of the shares covered by the award over the exercise price of those shares. Essentially, a holder of a SAR benefits when the market price of the Common Stock increases, to the same extent that the holder of an option does, but, unlike an option holder, the SAR holder need not pay an exercise price upon exercise of the award.

Restricted Stock Awards: Restricted stock awards can also be granted under the Plan. A restricted stock award is a grant of shares of Common Stock or of a right to receive shares in the future. These awards will be subject to such conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Performance Compensation Awards: A performance compensation award is an award that may be in the form of cash or shares of Common Stock or a combination, based on the attainment of pre-established performance goals and other conditions, restrictions and contingencies identified by the administrator.

Section 162(m) of the Code: Section 162(m) of the Code limits publicly held companies to an annual deduction for U.S. federal income tax purposes of $1.0 million for compensation paid to each of their principal executive officer or principal financial officer and their three highest compensated executive officers (other than the principal executive officer or principal financial officer) determined at the end of each year, referred to as covered employees.

Performance Criteria: Under the Plan, one or more performance criteria will be used by the administrator in establishing performance goals. Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of our company, as the administrator may deem appropriate, or as compared to the performance of a group of comparable companies, or published or special index that the administrator deems appropriate. In determining the actual size of an individual performance compensation award, the administrator may reduce or eliminate the amount of the award through the use of negative discretion if, in its sole judgment, such reduction or elimination is appropriate. The administrator shall not have the discretion to (i) grant or provide payment in respect of performance compensation awards if the performance goals have not been attained or (ii) increase a performance compensation award above the maximum amount payable under the Plan.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting. Except as otherwise determined by the administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. Our board also has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment will, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable exchange, increase the number of shares available under the Plan, change the persons eligible for awards under the Plan, extend the time within which awards may be made, or amend the provisions of the Plan related to amendments. No amendment that would adversely affect any outstanding award made under the Plan can be made without the consent of the holder of such award.

Clawback Policy

We have also adopted a Clawback Policy to provide for the recovery of erroneously awarded incentive-based compensation from executive officers in accordance with Section 811 of the NYSE American Company Guide and Rule 10D-1 of the Exchange Act, a copy of which is filed as an exhibit to this report.

The following is a summary of the material terms of the Clawback Policy. This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Clawback Policy.

Overview. The Clawback Policy applies to incentive-based compensation received by executive officers, and provides for the recovery of erroneously awarded compensation following an accounting restatement.

Recovery of Erroneously Awarded Compensation. In the event of an accounting restatement, the Compensation Committee will determine the amount of erroneously awarded compensation based on restated financial information. The Committee will issue a demand to each affected executive officer for repayment or return of such compensation. For stock price or total shareholder return-based compensation that cannot be directly recalculated, the Compensation Committee will use a reasonable estimate to determine the amount to be recovered.

Discretion and Enforcement. The Compensation Committee has the discretion to determine the method of recovery, considering relevant circumstances. The Company will pursue all reasonable actions to recover such compensation, including legal measures, and the executive officer may be required to cover associated expenses.

Exceptions to Recovery. The Clawback Policy provides that recovery is not required if the Compensation Committee determines that recovery would be impracticable, and (i) the costs of recovery exceed the amount to be recovered or (ii) if recovery would result in the failure of a tax-qualified retirement plan to meet legal requirements. Documentation must be provided to the NYSE American if an exception is invoked.

Prohibition on Indemnification. The Company is prohibited from indemnifying or insuring any executive officer for amounts clawed back under the Clawback Policy or for claims related to its enforcement. The Clawback Policy supersedes any conflicting agreements whether entered into before, on, or after its effective date.

Administration and Interpretation. The Compensation Committee administers and interprets the Clawback Policy. Its determinations are final and binding.

Scope and Applicability. The Clawback Policy applies to all current and former executive officers who received incentive-based compensation during the three completed fiscal years or other applicable period preceding an accounting restatement. It also binds executive officers’ heirs and legal representatives as required by applicable law.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2025 by (i) each of our named executive officers, current executive officers, and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power, and also any shares which the person has the right to acquire within 60 days of April 15, 2025, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

Unless otherwise specified, the address of each of the persons named in this table is c/o Toppoint Holdings Inc., 1250 Kenas Road, North Wales, PA 19454.

Name of Beneficial Owner	Number of Shares	Percent of Class(1)

Directors and Executive Officers
Hok C Chan	7,500,000	42.9%
John Feliciano III	-	*
Jimmy M. Wong	-	*
Pablo A Santana	-	*
Tan Ying Lo	-	*
All executive officers and directors (5 persons)	7,500,000	42.9%

Other Principal Shareholders
Heung Ling Chan	5,700,000	32.6%

*	Less than 1%

(1)	Based on 17,500,000 shares of common stock issued and outstanding as of April 15, 2025.

Changes in Control

We do not have any arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	-	-	2,250,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2,250,000

(1)	On October 1, 2022, we established the Toppoint Holdings Inc. 2022 Equity Incentive Plan and reserved 2,250,000 shares of common stock for issuance under the Plan. The Plan was established to advance our interests and the interests of our stockholders by providing an incentive to attract, retain and reward persons performing services for us and by motivating such persons to contribute to our growth and profitability. Under the Plan, we may grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 2,250,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. The Plan and all awards granted under the Plan are intended to comply with Section 409A of the Code to the extent subject thereto, and, accordingly, to the maximum extent permitted, the Plan and all awards agreements shall be interpreted and administered to be in compliance therewith. For a further description of the Plan, see “Item 11. Executive Compensation—Toppoint Holdings Inc. 2022 Equity Incentive Plan.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2024 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	The Company leases office space from Yu Ching Su, a relative of Mr. Hok C Chan, at 1900 N. Bayshore Drive, Unit No. 2301, Miami Beach, FL, 33141. The rent expense for this lease amounted to $100,000 for the year ended December 31, 2024. In accordance with the lease agreement, the Company prepaid $300,000 to the related party for the entire amount of lease payments due under the three-year lease. A copy of the lease agreement is filed as an exhibit to this report.

●	On January 1, 2023, the Company entered into a Services Agreement with 4 John Trucking, a Pennsylvania corporation controlled by John Feliciano III, our Chief Financial Officer and a director, pursuant to which 4 John Trucking provided certain administrative and operational services to us, in consideration of 750,000 shares of common stock of our company which was effected through a transfer of such shares from Hok C Chan to John Feliciano III on January 1, 2024. On February 28, 2024, the Company entered into a Rescission Agreement with 4 John Trucking, pursuant to which the Company and 4 John Trucking agreed to rescind, ab initio, the transfer of 750,000 shares from Mr. Hok C. Chan to Mr. John Feliciano III as contemplated in the foregoing Services Agreement, dated January 1, 2023, by and between the Company and 4 John Trucking.

●	As of December 31, 2023, advances from the Company to Mr. Hok C Chan amounted to $207,016. Such amount was non-interest bearing and due on demand. During the year ended December 31, 2024, the Company recorded additional advances, and the entire balance were reclassed and recorded as compensation in the amount of $393,775 which resulted from the Company waiving the repayment of such amount, as well as additional advances and related taxes through December 31, 2024.

●	On January 1, 2024, we entered into a new Services Agreement (the “2024 Services Agreement”) with 4 John Trucking, pursuant to which 4 John Trucking agreed to continue to provide certain administrative and operational services to us, in consideration of a monthly fee equal to 10% of the total amount of accounts payable of the Company processed by 4 John Trucking during the previous month. A copy of this Services Agreement is filed as an exhibit to this report. During the year ended December 31, 2024, we paid 4 John Trucking a service fee of $147,733 under the 2024 Services Agreement.

●	On July 1, 2024, we issued Hok C Chan a promissory note for advances he may provide to us from time to time, including an initial advance of $600,000. The promissory note bears an annual interest rate of 36.88%, increasing to 55% per annum after maturity, and outstanding amounts are due 90 days after the delivery of each respective advance to the Company or the respective direct payment to the Company’s creditor(s). In November 2024, Hok C Chan advanced an additional $500,000 to the Company under the promissory note. The two advances have not been repaid as of the date of this report and are accruing interest at a rate of 55% per annum.

●	For the year ended December 31, 2024, the Company paid $628,200 to a related party (family member of the Chief Executive Officer) for various services related to the dispatch of our independent truck drivers. Additionally, during the year ended December 31, 2024, the Company purchases $1,174,855 of truck chassis from such related party.

●	We rent our principal executive office at 1250 Kenas Road, North Wales, PA 19454 from Hok C Chan, our Chief Executive Officer and Chairman, for a monthly rent of $5,500, with a term commencing on March 1, 2025 and ending on December 28, 2027. The lease agreement for this lease is filed as an exhibit to this report.

Director Independence

Jimmy M. Wong, Pablo A Santana and Tan Ying Lo each serves on our board of directors as an “independent director” and satisfies the “independence” requirements of NYSE American’s rules.

Independent Directors

The NYSE American’s rules generally require that a majority of an issuer’s board of directors consist of independent directors. Our board of directors currently consists of five directors, three of whom, Jimmy M. Wong, Pablo A Santana and Tan Ying Lo, have each been determined by our board of directors to be an “independent director” within the meaning of the NYSE American’s rules, and two of whom, Hok C Chan and John Feliciano III, have not been determined by our board of directors to be an “independent director” within the meaning of the NYSE American’s rules. For discussion of compensation and indemnification arrangements with our independent directors for services performed as members of our board of directors, see “Item 11. Executive Compensation – Director Compensation” , which is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed to the Company by TAAD LLP, the Company’s principal registered public accounting firm performing services in connection with engagements for which independence is required (the “principal accountant”), for the indicated services for each of the last two fiscal years were as follows:

	Year Ended
	December 31,
	2024	2023
Audit Fees	$234,311	$177,710
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$234,311	$177,710

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

Audit fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant for the audit of the financial statements included in our Annual Report on Form 10-K and review of the financial statements included in our quarterly Form 10-Q filings, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees consist of aggregate fees billed for each of the last two fiscal years for assurance and related services performed by the Company’s principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit-Fees” above. We did not engage our principal accountant to provide assurance or related services during the last two fiscal years.

Tax Fees

Tax fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant with respect to tax compliance, tax advice, tax consulting and tax planning. We did not engage our principal accountant to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

All Other Fees

All other fees consist of aggregate fees billed for each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than for the services reported under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above. We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

The Audit Committee has reviewed and approved, or the board of directors of the Company has reviewed and approved by unanimous written consent, all fees earned in 2024 and 2023 by the Company’s principal accountant, and actively monitored the relationship between audit and non-audit services provided. The Audit Committee and the board of directors has concluded that the fees earned by the principal accountant were consistent with the maintenance of the principal accountant’s independence in the conduct of its auditing functions.

The Company’s principal accountant did not provide, and the Audit Committee or the board of directors of the Company did not approve, any of the services described under “—Tax Fees”, “—Audit-Related Fees”, or “—All Other Fees” above for either of the last two fiscal years.

The Audit Committee annually considers the provision of audit services. The Audit Committee must pre-approve all services provided and fees earned by the Company’s principal accountant. The Audit Committee has established pre-approval policies and procedures that are detailed as to the particular service, that require that the Audit committee be informed of each service, and that do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to management. The pre-approval policies and procedures provide only for defined audit services and, if any, specified audit-related fees, tax services, and other services, and may impose specific dollar value limits for the fees for pre-approved services. The Audit Committee also considers on a case-by-case basis specific engagements that are not otherwise pre-approved under the pre-approval policies and procedures or that materially exceed pre-approved fee amounts. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to a designated member of the Audit Committee for approval and to the full Audit Committee at its next regular meeting.

The percentage of hours expended on the Company’s principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was not greater than 50%.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 05854)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b) Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation of Toppoint Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 filed on August 12, 2024)
3.2	Amended and Restated Bylaws of Toppoint Holdings Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 filed on August 12, 2024)
4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act
4.2	Representative’s Warrants issued to A.G.P./Alliance Global Partners, dated January 23, 2025 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on January 23, 2025)
10.1	Share Exchange Agreement among the Registrant, Toppoint Inc and Hok C Chan, dated as of September 29, 2022 (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-1 filed on August 12, 2024)
10.2†	Employment Agreement between the Registrant and its Chief Executive Officer, dated July 23, 2024 (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 filed on August 12, 2024)
10.3†	Employment Agreement between the Registrant and its Chief Financial Officer, dated July 23, 2024 (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-1 filed on August 12, 2024)
10.4	Form of Independent Director Agreement between the Registrant and each independent director (incorporated by reference to Exhibit 10.4 to the registration statement on Form S-1 filed on August 12, 2024)
10.5	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-1 filed on August 12, 2024)
10.6†	Toppoint Holdings Inc. 2022 Equity Incentive Plan(incorporated by reference to Exhibit 10.6 to the registration statement on Form S-1 filed on August 12, 2024)
10.7†	Form of Stock Option Agreement for Toppoint Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the registration statement on Form S-1 filed on August 12, 2024)
10.8†	Form of Restricted Stock Award Agreement for Toppoint Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the registration statement on Form S-1 filed on August 12, 2024)
10.9	Services Agreement by and between Toppoint Holdings Inc. and 4 John Trucking Inc., dated January 1, 2024 (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-1 filed on August 12, 2024)

10.11	Parking License Agreement by and between Toppoint Inc and 87 Doremus Ave LLC, dated June 1, 2024 (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-1 filed on August 12, 2024)
10.12	Residential Lease for Apartment or Unit in Multi-Family Rental Housing, by and between YU CHING SU and Toppoint Inc, dated October 1, 2022 (incorporated by reference to Exhibit 10.12 to the registration statement on Form S-1 filed on August 12, 2024)
10.13	Rescission Agreement, by and between Toppoint Holdings Inc. and 4 John Trucking Inc., dated February 28, 2024 (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-1 filed on August 12, 2024)
10.14	Promissory Note of the registrant to Hok C Chan (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-1 filed on August 12, 2024)
10.15	Underwriting Agreement, dated January 21, 2025, by and between Toppoint Holdings Inc. and A.G.P./Alliance Global Partners (as representative of the underwriters named therein) (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K filed on January 23, 2025)
10.16	Commercial Lease Agreement, dated March 1, 2025, by and between Hok C Chan and Toppoint Inc.
10.17	Amended and Restated Loan Agreement dated April 7, 2025, by and between Toppoint Holdings Inc. and Golden Bridge Capital Management Limited
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the registration statement on Form S-1 filed on August 12, 2024)
19	Insider Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the registration statement on Form S-1 filed on August 12, 2024)
23.1	Consent of TAAD, LLP
31.1	Certification of Chief Executive Officer of Toppoint Holdings Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Toppoint Holdings Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Toppoint Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Toppoint Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy (incorporated by reference to Exhibit 99.7 to the registration statement on Form S-1 filed on August 12, 2024)
99.1	Audit Committee Charter(incorporated by reference to Exhibit 99.1 to the registration statement on Form S-1 filed on August 12, 2024)
99.2	Compensation Committee Charter(incorporated by reference to Exhibit 99.2 to the registration statement on Form S-1 filed on August 12, 2024)
99.3	Nominating and Corporate Governance Committee Charter(incorporated by reference to Exhibit 99.3 to the registration statement on Form S-1 filed on August 12, 2024)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

†	Executive compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY.

None.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Toppoint Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Toppoint Holdings, Inc (the Company) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter – Subsequent Events

Without qualifying our opinion, we draw attention to Note 13 to the financial statements (Subsequent events). The Company completed public offering on January 23, 2025, with proceeds of $10,000,000. On January 27, 2025, the Company entered into a loan receivable agreement with and advanced $6,000,000 to Golden Bridge Capital Management (“Golden”) operating in a non-OECD country. In addition, the Company modified the loan receivable agreement with Golden on April 7, 2025.

/s/ TAAD, LLP

We have served as the Company’s auditor since 2022.

Diamond Bar, California

April 15, 2025

TOPPOINT HOLDINGS INC.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

Assets
Current Assets
Cash	$557,619	$1,455,976
Accounts receivable, net	1,203,001	940,622
Contract assets	88,153	230,610
Deferred offering costs	398,512	205,870
Prepaid expenses and other current assets	-	750
Total Current Assets	2,247,285	2,833,828
Other Assets
Property and equipment, net	1,191,572	96,073
Intangible asset, net	739,396	798,614
Advances to stockholder	-	207,016
Right-of-use asset	675,561	843,699
Right-of-use asset – related party	82,098	177,077
Security deposit	50,000	-
Total Assets	$4,985,912	$4,956,307
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$402,552	$335,596
Income taxes payable	142,093	296,405
Deferred revenue	-	862,841
Loans payable, current maturities	3,147	3,147
Related party loan	1,100,000	-
Lease liability, current maturities	130,552	99,959
Total Current Liabilities	1,778,344	1,597,948
Loans payable, net of current maturities	146,753	146,753
Lease liability, net of current maturities	331,833	462,387
Deferred tax liability	187,108	382,216
Total Liabilities	2,444,038	2,589,304

Shareholders’ Equity
Preferred stock, $0.0001 par value, 50,000,000 authorized, 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 15,000,000 and shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,500	1,500
Additional paid-in capital	139,750	139,750
Retained earnings	2,400,624	2,225,753
Total Shareholders’ Equity	2,541,874	2,367,003
Total Liabilities and Shareholders’ Equity	$4,985,912	$4,956,307

The accompanying notes are an integral part of these consolidated financial statements.

TOPPOINT HOLDINGS INC.

Consolidated Statements of Operations

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023

Revenues
Non-related party	$16,039,513	$18,035,532
Total Revenue	16,039,513	18,035,532

Costs and expenses
Costs of revenues	13,701,711	15,386,379
General and administrative expenses	2,983,553	1,874,837
Total costs and expenses	16,685,264	17,261,216

Income (loss) from operations	(645,751)	774,316

Other income (expense)
Interest expense	(139,657)	(10,261)
Loss on disposal	(11,498)	-
Other income	862,357	156,227
Total other income (expense), net	711,202	145,966

Income before income taxes	65,451	920,282

Provision for (benefit from) income taxes:
Current	85,688	405,544
Deferred	(195,108)	(27,613)
	(109,420)	377,931

Net income	$174,871	542,351

Basic and diluted net income per share attributed to common stockholders	$0.01	0.04
Weighted Average Number of Shares Outstanding - Basic and Diluted	15,000,000	15,000,000

The accompanying notes are an integral part of these consolidated financial statements.

TOPPOINT HOLDINGS INC.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2023	15,000,000	$1,500	$139,750	$2,225,753	$2,367,003
Net income				174,871	174,871
Balance - December 31, 2024	15,000,000	$1,500	$139,750	$2,400,624	$2,541,874

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2023	15,000,000	$750	$139,750	$1,683,402	$1,824,652
Net income	-	-	-	542,351	542,351
Balance – December 31, 2023	15,000,000	$1,500	$139,750	$2,225,753	$2,367,003

The accompanying notes are an integral part of these consolidated financial statements.

TOPPOINT HOLDINGS INC.

Consolidated Statements of Cash Flows

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
Cash flows from operating activities:
Net income	$174,871	$542,351
Adjustments to reconcile from net income to net cash provided by (used in) operating activities:
Amortization of ROU	263,118	452,669
Non-cash rent expense	-	433,574
Bad debt expense	123,371	-
Loss on disposal	11,498	-
Deferred compensation	207,016	-
Depreciation	96,984	54,900
Deferred taxes	(195,108)	(27,613)
Amortization	67,218	-
Changes in operating assets and liabilities
Accounts receivable	(385,750)	559,746
Contract asset	142,457	86,885
Prepaid and other current assets	750	-
Security deposit	(50,000)
Accounts payable and accrued expenses	66,955	261,399
Income taxes payable	(154,312)	(85,426)
Deferred revenue	(862,841)	-
Lease payable	(99,961)	(270,266)
Net cash provided by (used in) operating activities	(593,734)	2,008,219

Cash flows from investing activities:
Purchase of intangible assets	(8,000)	(798,614)
Advances to stockholder	-	(207,016)
Purchases of property and equipment	(1,203,981)	(85,596)
Net cash used in investing activities	(1,211,981)	(1,091,226)

Cash flows from financing activities:
Proceeds from loans payable	1,100,000	-
Deferred offering costs	(192,642)	(205,870)
Net cash used in financing activities	907,358	(205,870)

Net increase (decrease) in cash	(898,357)	711,123
Cash, beginning of period	1,455,976	744,853
Cash, end of period	$557,619	1,455,976

Supplemental disclosure of cash flow information:
Cash paid during the period for:	-	-
Interest	$5,848	$20,406
Income taxes	$240,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

TOPPOINT HOLDINGS INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

NOTE 1: NATURE OF OPERATIONS

Nature of Operations

In these notes, the terms “us”, “we”, “it”, “its”, the “Company” or “our” refer to Toppoint Holdings Inc. The Company was incorporated during August 2022 in the State of Nevada. During September 2022, we entered into a Share Exchange Agreement with Toppoint, Inc. and its sole stockholder and Chief Executive Officer of the Company, Hok C. Chan (“Former Owner”), pursuant to which the sole stockholder exchanged all common stock in Toppoint, Inc. for 7,500,000 shares of common stock of the Company. As a result, we acquired all of the issued and outstanding shares of common stock of Toppoint, Inc., making it our wholly-owned subsidiary (“Common Control Transfer”). The Former Owner owned 100% of Toppoint, Inc., and still effectively controls the Company after the merger. Since the exchange was a transaction between entities under common control, the net assets received by the Company were accounted for at historical cost as of January 1, 2022, the earliest date of presentation of these consolidated financial statements. This is a retrospective presentation for all equity related disclosures, including issued shares and earnings per share, which have been revised to reflect the effects of the commonly controlled transaction with ASC 250 “Accounting Changes and Errors” as of January 1, 2022. ASC 250 requires that a change in the reporting entity from reorganization entities under common control, be retrospectively applied to the financials statements of all prior periods when the financial statements are issued for a period that includes the date the change in reporting entity of the transaction occurred.

We are a truckload services and solutions provider focused on the recycling export supply chain. We have become a key player in the New Jersey and Pennsylvania regional trucking market for waste paper, evidenced by our significant market share where we accounted for approximately 34% of the waste paper export drayage volumes through New Jersey’s ports and approximately 30% through Philadelphia’s ports, according to data sourced from IHS Markit. In addition to waste paper, our portfolio also includes the shipment of scrap metal and wooden logs from large waste companies, recycling centers and commodity traders to the ports of Newark, NJ, and Philadelphia, PA. We continue to expand our footprints domestically and intend to internationally and have ventured into the recycling export transport market of Tampa and Miami, FL recently.

Basis of Presentation and Preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Toppoint, Inc. All intercompany balances and transactions are eliminated.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts receivables, valuation of long-lived assets, intangible assets, and accounts payable and accrued expenses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had $557,619 and $1,455,976 cash and cash equivalents at December 31, 2024 and 2023, respectively.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets. Equipment is depreciated over its useful life of five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service.  The Company evaluates property and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. As of December 31, 2024 and 2023, the Company’s property and equipment balance consisted of leasehold improvements and equipment.

Intangible Assets

Intangible assets consist of internally developed software in the amount of $806,614 and $798,614 as of December 31, 2024 and 2023, respectively. The software has been placed into service as of December 31, 2024. Accumulated amortization amounted to $67,218 as of December 31, 2024. The software is being developed to utilize AI based technology and synch with custom software designed specifically for the Company’s needs in the export drayage vertical. The software offers a variety of features and benefits that allow AI to scale and automate business operations. The Company evaluated intangible assets for impairment for the year ended December 31, 2024 and 2023 and determined that there are no impairment losses.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows.

The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded for the year ended December 31, 2024 and 2023.

Deferred Offering Costs

Deferred offering costs represents specific incremental costs incurred by the Company directly attributable to a proposed offering of securities. These amounts have been deferred and will be charged against the gross proceeds of the offering. These offering costs include fees paid to underwriters, attorneys, accountants as well as printers and other third parties directly related to the offering. Costs such as management salaries or other general administrative expenses that are not incremental to the offering are not included in the deferred costs. Deferred offering costs amounted to $398,512 and $205,870 as of December 31, 2024 and 2023, respectively.

Revenue Recognition

The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board (“FASB”) – Accounting Standards Codification 606 “Revenue From Contracts With Customers” (“ASC 606”), which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed and services are performed.

The Company’s contracts with customers only include one performance obligation, which is to provide the delivery of truckload services. Revenue is recognized in the gross amount at a point in time when the service is completed and the benefit of our services has been transferred to the customer. This has been determined to be when the goods are delivered to its final destination point. At this point in time, the Company has a present right to payment, and the performance obligation has been met. It is not until delivery is completed, that the Company completed its performance obligation. The customer is not simultaneously receiving and consuming the benefit of the performance until the delivery to its final destination. The Company has determined that during transit, which is typically within twenty four hours, it would be impractical for another entity to complete its performance obligation due to various circumstances which would not lend it to be feasible. Additionally, every performance obligation of the Company is related to a unique order number between the customer and the final destination point. If that specific order cannot be completed, the Company or another provider would need to go through a process change of receiving a new order number due to homeland security and customs restrictions which results in the customer not simultaneously receiving benefits during transit time. The Company is primarily responsible for fulfilling the promise to provide the specified service to its customers. In addition, the Company has discretion in establishing the price for the specified services and bears risk of loss of goods until delivery is completed. Transport time from pick up to the delivery of truckloads is typically within the same day. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for those services. Because revenue is recognized at the point in time services are sold to customers, there are no contract liability balances except for when an amount is billed before the service is performed, however there may be contract asset balances for any services provided that were not billed. The Company’s revenue recognition is the same for whether the Company engages independent contractors or its brokerage model for owner operators.

Disaggregation of Revenues

The Company’s revenues are principally derived from providing truckload services focused on the recycling export supply chain. The Company disaggregates their revenue by the type of commodity, as shown below for the year ended of December 31, 2024 and 2023.

Commodity	December 31, 2024	December 31, 2023
Paper	$10,709,992	$13,476,877
Import	3,556,824	2,798,629
Metal	1,150,794	1,076,718
Log	293,645	447,995
Plastic	328,258	235,313
	$16,039,513	$18,035,532

Accounts Receivable and Contract Assets

Accounts receivable represent revenue earned for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At December 31, 2024 and 2023 the Company recorded an allowance for doubtful accounts in the amount of $123,371 and $0, respectively. The balance of accounts receivable as of December 31, 2024 and 2023, amounted to $1,203,001 and $940,622, respectively.

Contract assets include unbilled amounts from services which have been provided and revenue recognized. Contract asset balances amounted to $88,153 and $230,610 as of December 31, 2024 and 2023, respectively.

Contract Liabilities

Contract liabilities included deferred revenue which includes monies collected in the advance of revenue recognition. Deferred revenue amounted to $0 and $862,841 as of December 31, 2024, and 2023, respectively. The Company expected to recognize revenue from its deferred revenue upon completion of its performance obligation on the specific contracts.

As of December 31, 2023, the Company did not have documentation to support its full satisfaction of its performance obligations. The $862,841 resulted from historical advances made to the Company during 2022. These amounts were received prior to the Company implementing internal policies to ensure all documentation is captured. Subsequent to these specific advances, the Company has not experienced any additional undocumented advances received. The Company is adopting a new policy on these specific advances, where the customer has a right of refund, within two years of services provided, or monies received. Because the Company cannot support the completion of revenue recognition on this balance, the Company will record other income for the amount of advances received upon expiration of the two year right of refund period. This new policy did not have any impact on the Company’s revenue recognition after January 1, 2023. The Company recognized other income in the amount of $862,841 in relation to such amount.

Costs of revenues

Costs of revenue includes all directly related costs to deliver our services, which includes independent contractor drivers, insurance, truck maintenance costs, equipment rental and other directly related costs. Such costs are expensed as incurred.

Other income

Other income consists of other income which does not fall under the guidance of ASC 606 during the year ended December 31, 2023. Such amounts were determined to not be under the guidance of ASC 606 because they do not represent an output of the Company’s ongoing or major operations. The amounts were from the sale of scrap material which is a one-time service the Company does not currently perform in.  Additionally, included in other income during the year ended December 31, 2024 was $862,841 related to the expiration of the right of refund period as disclosed above, which was originally recorded in deferred revenue.

Income Taxes

Historically and through December 31, 2021, the Company elected, by consent of its stockholders, to be taxed under the provisions of Subchapter S of the Internal Revenue Code and applicable state statutes. The Company made a qualified Subchapter S subsidiary election with the Internal Revenue Service and accordingly the Company’s income is to be included in the Parent’s income tax return for Federal tax purposes. The Company has also elected S Corporation status for Pennsylvania State tax purposes. The Company revoked its Subchapter S election with the Internal Revenue Service and Pennsylvania as of January 1, 2022.

As of January 1 2022, the Company accounts for income taxes utilizing the asset and liability approach. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from the differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the liabilities are no longer determined to be necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

The Company evaluates uncertain income tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. The Company was not required to recognize any amounts from uncertain tax positions for the year ended December 31, 2024 and 2023. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as other factors. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing.

Earnings Per Share

The Company computes net earnings per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no potentially dilutive securities as of December 31, 2024 and 2023.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (“Topic 326”)”. The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company has adopted this guidance as of January 1, 2023, and it did not have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires enhanced disclosures regarding significant segment expenses and other segment items for public entities on both an annual and interim basis. Specifically, the update required that entities provide, during interim periods, all disclosures related to a reportable segment’s profit or loss and assets that were previously required only on an annual basis. Additionally, this guidance necessitates the disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). The new guidance does not modify how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. The Company adopted this ASU during the year ended December 31, 2024, and it did not have a material impact on its consolidated financial statements.

NOTE 3: PROPERTY AND EQUIPMENT, NET AND INTANGIBLE ASSETS

Property and equipment consist of the following:

	December 31, 2024	December 31, 2023	Useful Life
Leasehold improvements	$150,973	$150,973	Life of lease (33 months)
Equipment	1,191,528	-	3-5 years
Less: accumulated depreciation	(150,929)	(54,900)
Property and Equipment, net	$1,191,572	$96,073

Depreciation expense amounted to $96,984 and $54,900 for the year ended December 31, 2024 and 2023, respectively.

Intangible assets consist of the following:

	December 31, 2024	December 31, 2023
Software development	$806,614	$798,614
Less: accumulated amortization	(67,218)	-
Software development, net	$739,396	$798,614

Amortization expense amounted to $67,218 for the year ended December 31, 2024.

NOTE 4 – LOANS PAYABLE

Loans payable is summarized as follows:

Description	Loan Date	Loan Amount	Interest Rate	Maturity Date	Remaining Principal Balance as of December 31, 2024	Remaining Principal Balance as of December 31, 2023
Economic Injury Disaster Loan (“EIDL”)	May 2020	$149,000	3.75%	May 2050	$149,900	$149,900
Less current maturities					-	-
					$149,900	$149,900

The EIDL was entered into during May 2020. Interest accrues at 3.75% per annum. Under the original agreement, principal payments were deferred, and the maturity date is May 2050.

Interest expense on loans payable amounted to $5,474 and $10,261 for the years ended December 31, 2024 and 2023, respectively.

At December 31 2024, combined scheduled maturities of the outstanding debt are as follows:

For the Years Endings:
2025	$3,147
2026	3,147
2027	3,147
2028	3,147
2029	3,147
Thereafter	134,165
$149,900

NOTE 5 – LEASES

The Company leases an office and automobiles under non-cancelable operating and finance lease agreements. The leases have remaining lease terms ranging from three to five years.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		December 31, 2024	December 31, 2023
Operating Leases
Right-of-use assets, net		$675,561	$843,699
Right-of-use assets – related party, net		82,098	177,077

Current liabilities	Lease liability, current maturities	(130,552)	(99,959)
Non-current liabilities	Lease liability, net of current maturities	(331,833)	(462,387)
Total operating lease liabilities		$(462,385)	$(562,346)

Weighted Average Remaining Lease Term
Operating leases		2.68 years	3.68 years
Weighted Average Discount Rate
Operating leases		25%	25%

The Company calculated the implicit rate on the automobile leases with information contained in the respective leases. Based upon the lease agreements, the Company was able to calculate such amount. As the office lease did not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region.

The Company’s leased automobiles are currently used for promotional services. These leases often contain large material upfront downpayments due to the fact that they are expensive automobiles which are necessary for business development. As of December 31, 2022, the Company had three automobile leases, of which two were early terminated during 2023. Upon termination, the Company removed the remaining right of use asset and lease liability, resulting in an early termination charge of $433,574 which is included in general and administrative expenses for the year ended December 31, 2023.

The Company’s office lease is leased from a related party, which is a family member of the chief executive officer.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating
2025	$240,018
2026	240,018
2027	180,014
Total lease payments	660,050
Less: Imputed interest	197,665
Present value of lease liabilities	$462,385

Total lease expense for leases accounted for under ASC 842 amounted to $408,197 and $524,385 for the years ending December 31, 2024 and 2023, respectively.

The Company has various other leases which do not fall under the guidance of ASC 842, primarily because there is not an identified asset. Such leases are not included in any amounts noted above.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation Costs and Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results besides the litigation listed below.

(1)	Trend Intermodal Chassis Leasing LLC (“Trend”) filed a lawsuit against Toppoint Inc. in the Superior Court of New Jersey on August 16, 2024, alleging breach of contract under a Master Equipment Lease Agreement and Lease for intermodal chassis and GPS units. Trend claimed that Toppoint failed to make timely rental payments and return the leased equipment, despite repeated demands. Trend sought at least $124,500 in damages, plus interest and attorneys' fees. On April 3, 2025, Trend and Toppoint entered into a Settlement Agreement to resolve the lawsuit. Toppoint agreed to a consent judgment of $222,540 but would only face enforcement if it failed to make scheduled payments totaling $150,000 and return all leased chassis and GPS units by April 11, 2025. Toppoint made an initial $30,000 payment and committed to six monthly payments of $20,000. For any equipment not returned by the deadline, Toppoint would pay $15,000 per chassis and $500 per GPS unit. If Toppoint fulfilled all terms, Trend would file a satisfaction of judgment and refrain from executing on it. As of December 31, 2024, the Company has recorded $150,000 and it has been included in accounts payable and accrued expenses on the accompanying balance sheet.

(2)	On January 12, 2024, two drivers, Rainey Mejia Rodriguez and Frank Santana Rodriguez (the “plaintiffs”), filed a class action lawsuit against Toppoint Inc, and certain other parties, in the Superior Court of New Jersey, Essex County, alleging misclassification of truck drivers as independent contractors rather than employees. The plaintiffs seek to represent a class of similarly situated individuals who provided services in New Jersey from January 2018 through the date of the complaint. The complaint asserted violations of the New Jersey Wage Payment Law and the New Jersey Wage and Hour Law, including claims of unlawful wage deductions and failure to pay overtime. The plaintiffs sought compensatory damages, treble and/or liquidated damages, attorneys’ fees, and injunctive relief, without specifying a dollar amount of damages. On July 27, 2024, August 26, 2024, and November 22, 2024, the Court issued multiple orders dismissing the case for lack of prosecution. Upon a motion to reinstate the case filed on January 15, 2025 by the plaintiffs, the Court reinstated the case on January 31, 2025. We believe the claims are without merit and intend to continue to vigorously defend against them. The Company does not believe there is a probable and estimable loss as of December 31, 2024.

NOTE 7: STOCKHOLDERS’ EQUITY

At December 31, 2024, the Company had 300,000,000 shares of common stock authorized with a par value of $0.0001, and 50,000,000 shares of preferred stock authorized with a par value of $0.0001.

On August 16, 2022, the Company issued 7,500,000 shares of common stock to four investors at a per share purchase price of $0.0001. The four investors were the founders of the Company. On September 29, 2022, the Company issued 7,500,000 shares of common stock at par, in conjunction with the Common Control Transfer. Prior to the Common Control Transfer, the Former Owner, owned 100% of Toppoint, Inc. Additionally, the Company and the current shareholders entered into a Voting Agreement and Irrevocable Proxy (the “Voting Agreement”), whereas each shareholder, unconditionally and irrevocably appoints the Former Owner, as each shareholders proxy to attend and vote at each annual general meeting of the shareholders of the Company and at any other meetings of the shareholders of the Company called, and at every adjournment or postponement thereof, and on every action or approval by written consent or resolution of the shareholders of the Company. Based upon the underlying agreement, the Former Owner, effectively controls the Company.

Equity Incentive Plan

On October 1, 2022, the Company established the 2022 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 2,250,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. Awards that may be granted include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. As of December 31, 2024, all shares remain available for issuance under the Plan.

NOTE 8: CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2024. The Company’s bank balances exceeded FDIC insured amounts at times during the year ended December 31, 2024 and 2023.

NOTE 9: RELATED PARTY TRANSACTIONS

As disclosed in Note 5, the Company leases office space from a related party. Rent expense for this lease amounted to $100,000 and $100,000 for the year ended December 31, 2024 and 2023, respectively. The Company prepaid $300,000 to the related party for the entire amount of lease payments due during the year ended December 31, 2022.

For the year ended December 31, 2024, the Company paid our Chief Financial Officer $1,477,327 of which $1,329,594 were for settlement of accounts payable and $147,733 was a fee earned. For the year ended December 31, 2023, the Company paid our Chief Financial Officer $3,122,040 which was for settlement of accounts payable and consulting fees.

For the years ended December 31, 2024 and 2023, the Company paid $628,200 and $623,000, respectively, a related party (family member of the Chief Executive Officer) for various services related to the dispatch of our independent truck drivers. Additionally, during the year ended December 31, 2024, the Company purchased $1,174,855 of truck chassis from such related party.

As of December 31, 2023, the Company advanced $207,016 to the Former Owner of Toppoint Inc., Hok C. Chan, the Chief Executive Officer. Such amount is non-interest bearing and due on demand. During the year ended December 31, 2024, the Company recorded additional advances, and the entire balance were reclassed and recorded as compensation in the amount of $393,775 which resulted from the Company waiving the repayment of such amount, as well as the additional advances and related taxes through December 31, 2024.

On July 1, 2024, the Company issued Hok C Chan, the Chief Executive Officer, a promissory note for advances he may provide to the Company from time to time, including $600,000 provided on June 21, 2024. The promissory note bears an annual interest rate of 36.88%, increasing to 55% per annum after maturity, and outstanding amounts are due 90 days after the delivery of the respective advance to the Company or the respective direct payment to the Company’s creditor(s). The maturity date for the $600,000 advance was subsequently extended to December 18, 2024. On November 11, 2024, Hok C Chan advanced an additional $500,000 to the Company under the promissory note. This amount is due 90 days after delivery, or February 9, 2025.

Interest expense on such amount was $134,183 for the year ended December 31, 2024, and was accrued and included in accounts payable and accrued expenses on the accompanying balance sheet.

NOTE 10: SEGMENT INFORMATION

The Company operates as one operating segment where it derives its revenues from the delivery of truckload services. To assess performance the chief operating decision maker (“CODM”), who is the Chief Executive Officer, evaluates the operating results and performance through net income. Our CODM regularly reviews net income as reported on the statement of operations for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. In addition to net income overall, the CODM also regularly reviews additional significant expense categories, which comprise costs of revenue within the Company’s consolidated statements of operations. All other financial statement metrics are reviewed and/or considered on a consolidated basis:

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023

Revenues
Non-related party	$16,039,513	$18,035,532
Total Revenue	16,039,513	18,035,532

Costs and expenses
Independent contractor drivers	10,104,283	10,727,707
Insurance	1,049,422	985,710
Truck maintenance costs	407,910	545,603
Equipment rental	748,106	1,043,915
Other costs of revenues	1,391,990	2,083,444
Total costs of revenue	13,701,711	15,386,379
General and administrative expenses	2,983,553	1,874,837
Total costs and expenses	16,685,264	17,261,216

Income (loss) from operations	(645,751)	774,316

Other income (expense)
Interest expense	(139,657)	(10,261)
Loss on disposal	(11,498)	-
Other income	862,357	156,227
Total other income (expense), net	711,202	145,966

Income before income taxes	65,451	920,282

Provision for (benefit from) income taxes:	(109,420)	377,931

Net income	$174,871	542,351

NOTE 11: EARNINGS PER SHARE

Basic EPS is computed by dividing earnings available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no potentially dilutive securities as of December 31, 2024 and 2023.

NOTE 12: INCOME TAXES

The Company’s provision for income taxes consists of the following for the year ended December 31, 2024 and December 31, 2023:

	2024	2023
Current:
Federal	$85,688	$303,053
State and local	-	102,491
Total current	85,688	405,544

Deferred:
Federal	$(135,323)	$(20,634)
State and local	(59,785)	(6,979)
Total deferred	(195,108)	(27,613)

Income tax provision	$(109,420)	$377,931

A reconciliation of the federal statutory rate of 21% for the years ended December 31, 2024 and 2023 to the effective rate for income from operations before income taxes is as follows:

	2024	2023
Benefit for income taxes at federal statutory rate	21.00%	21.00%
State and local income taxes, net of federal benefit	6.71	7.10
Right-of-use asset	-	9.44
Meals and entertainment	5.51	1.06
Fines and penalties	1.26	0.14
Other and prior-year true up	(34.48)	-
Effective income tax rate	-%	38.74%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at December 31, 2024 and 2023 as follows:

	2024	2023
Net operating loss	$211,248	$-
Accounts and contracts receivable	(391,924)	(329,141)
Accounts payable and accrued expenses	108,076	94,309
Depreciation	(32,696)	(18,556)
Lease liability	(81,812)	(128,830)
Net deferred tax liability	$(187,108)	$(382,216)

As of December 31, 2024, the Company had a net operating loss carryforward of approximately $760,000 for Federal and State tax purposes. The net operating loss will carryforward indefinitely and be available to offset up to 80% of future taxable income each year.

NOTE 13: SUBSEQUENT EVENTS

The Company evaluated subsequent events through April 15, 2025 to ensure that this filing includes appropriate disclosures of events both recognized in the consolidated financial statements as of December 31, 2024, and events which occurred subsequent to December 31, 2024 but were not recognized in the consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements, except the events described below.

On January 21, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”), with A.G.P./Alliance Global Partners (“AGP”), as representative of the underwriters named on Schedule 1 thereto, relating to the Company’s initial public offering of 2,500,000 shares of common stock (the “IPO Shares”). Pursuant to the Underwriting Agreement, in exchange for AGP’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to AGP at a purchase price of $3.72 (93% of the public offering price per share of $4.00, after deducting underwriting discounts and before deducting a 1% non-accountable expense allowance). The Company also agreed to issue AGP warrants (the “Representative’s Warrant”) to purchase 5% of the aggregate number of the IPO Shares, at an exercise price equal to $4.80, equal to 120% of the public offering price, subject to adjustment.

On January 22, 2025, the IPO Shares were listed and commenced trading on the NYSE American.

The closing of the initial public offering took place on January 23, 2025. At the closing, the Company sold the IPO Shares for total gross proceeds of $10,000,000. After deducting the underwriting discounts, non-accountable expense allowance, and other expenses from the gross proceeds, the Company received net proceeds of approximately $8.28 million. The Company also issued AGP the Representative’s Warrant exercisable for the purchase of 125,000 shares of common stock at an exercise price of $4.80 per share, subject to adjustment. The Representative’s Warrant may be exercised by payment of cash or by a cashless exercise provision, and may be exercised at any time for three (3) years following the date of commencement of sales of the initial public offering, in whole or in part.

The offer and sale of the IPO Shares, and the issuance of the Representative’s Warrant, were registered pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-281474), as amended (the “IPO Registration Statement”), initially filed with the SEC on August 12, 2024, and declared effective by the SEC on January 21, 2025, and by means of the final prospectus, dated January 21, 2025, filed with the SEC on January 22, 2025 pursuant to Rule 424(b)(4) of the Securities Act (the “Final IPO Prospectus”).

The IPO Registration Statement included the registration for sale of an additional 375,000 shares of common stock at the public offering price of $4.00 per share upon full exercise of the underwriters’ over-allotment option. The additional shares of common stock underlying the Representative’s Warrant registered for sale by the IPO Registration Statement included 18,750 shares of common stock that the underwriters had the option to purchase upon exercise of the Representative’s Warrant which would be issuable upon full exercise of the underwriters’ over-allotment option. The underwriters’ over-allotment option expired unexercised.

On January 27, 2025, the Company entered into a loan receivable agreement with Golden Bridge Capital Management Limited (“Golden”), whereas the Company lent Golden $6,000,000 for a temporary debt investment. The loan was to be repaid with a minimum of $1,000,000 principal payments quarterly, with accrued interest at an annual rate of 5%. During March 2025, $300,000 was repaid to the Company. Golden is currently not a credit rated lender.

The Golden loan receivable was amended on April 7, 2025, to amend the payment terms and interest as follows: payments to be made are a minimum of $1,000,000 by January 2026, $2,000,000 by January 2027 and $3,000,000 by January 2028 plus accrued interest at an annual rate of 7%.

Subsequent to December 31, 2024, the related party borrowings due to Hok C Chan were extended to June 16, 2025 and August 8, 2025. Additionally, the interest rate has been increased to 55% per annum.

During March 2025, the Company entered into a lease with Hok C Chan for a facility in Pennsylvania. The lease term is through December 2027, with monthly rent payments of $5,500.

As disclosed in Note 6, the Company entered into a settlement agreement for $150,000 with Trend. As of December 31, 2024, such amount has been included in accounts payable and accrued expenses on the accompanying balance sheet.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2025	Toppoint Holdings Inc.

/s/ Hok C Chan
	Name:	Hok C Chan
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ John Feliciano III
	Name:	John Feliciano III
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hok C Chan	Chief Executive Officer (principal executive officer),	April 15, 2025
Hok C Chan	Chairman, and Director

/s/ John Feliciano III	Chief Financial Officer (principal financial officer and	April 15, 2025
John Feliciano III	principal accounting officer)

/s/ Jimmy M. Wong	Director	April 15, 2025
Jimmy M. Wong

/s/ Pablo A Santana	Director	April 15, 2025
Pablo A Santana

/s/ Tan Ying Lo	Director	April 15, 2025
Tan Ying Lo