Form 10-Q
period 2025-03-31
Toppoint Holdings Inc.
filed 2025-05-15
CIK 1960847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-42471

TOPPOINT HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	92-2375560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1250 Kenas Road, North Wales, PA	19454
(Address of principal executive offices)	(Zip Code)

551-866-1320
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TOPP	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2025, there were 17,500,000 shares of the registrant’s common stock outstanding.

TOPPOINT HOLDINGS INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TOPPOINT HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOPPOINT HOLDINGS INC.

Condensed Consolidated Balance Sheets

	March 31, 2025 (Unaudited)	December 31, 2024

Assets
Current Assets
Cash	$1,739,834	$557,619
Accounts receivable, net	1,165,535	1,203,001
Contract assets	390,793	88,153
Deferred offering costs	-	398,512
Prepaid expenses and other current assets	139,583	-
Total Current Assets	3,435,745	2,247,285
Other Assets
Property and equipment, net	1,787,113	1,191,572
Intangible asset, net	672,178	739,396
Note receivable	5,700,000	-
Right-of-use asset	629,070	675,561
Right-of-use asset – related party	177,567	82,098
Security deposit	61,000	50,000
Total Assets	$12,462,673	$4,985,912
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$477,679	$402,552
Income taxes payable	-	142,093
Loans payable, current maturities	3,147	3,147
Related party loan	1,100,000	1,100,000
Lease liability, current maturities	205,263	130,552
Total Current Liabilities	1,786,089	1,778,344
Loans payable, net of current maturities	146,753	146,753
Lease liability, net of current maturities	346,893	331,833
Deferred tax liability	108,819	187,108
Total Liabilities	2,388,554	2,444,038

Shareholders’ Equity
Preferred stock, $0.0001 par value, 50,000,000 authorized, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 17,500,000 and 15,000,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,750	1,500
Additional paid-in capital	8,200,220	139,750
Retained earnings	1,872,149	2,400,624
Total Shareholders’ Equity	10,074,119	2,541,874
Total Liabilities and Shareholders’ Equity	$12,462,673	$4,985,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Unaudited Condensed Consolidated Statements of Operations

	For The Three Months Ended March 31,
	2025	2024

Revenues	$3,811,610	$3,733,896

Costs and expenses
Costs of revenues	3,313,567	3,254,946
General and administrative expenses	905,160	331,055
Total costs and expenses	4,218,727	3,586,001

(Loss) income from operations	(407,117)	147,895

Other (expense) income
Interest expense	(100,031)	(1,369)
Interest income	72,333	-
Total other (expense) income, net	(27,698)	(1,369)

(Loss) income before income taxes	(434,815)	146,526

Provision for (benefit from) income taxes:
Current	171,949	13,367
Deferred	(78,289)	22,069
	93,660	35,436

Net (loss) income	$(528,475)	111,090

Basic and diluted net (loss) income per share attributed to common stockholders	$(0.03)	0.01
Weighted Average Number of Shares Outstanding - Basic and Diluted	16,916,667	15,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2024	15,000,000	$1,500	$139,750	$2,400,624	$2,541,874
Issuance of Common Stock	2,500,000	250	8,060,470		8,060,720
Net loss				$(528,475)	$(528,475)
Balance - March 31, 2025	17,500,000	$1,750	$8,200,220	$1,872,149	$10,074,119

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2024	15,000,000	$1,500	$139,750	$2,225,753	$2,367,003
Net income	-	-	-	111,090	111,090
Balance – March 31, 2024	15,000,000	$1,500	$139,750	$2,336,843	$2,478,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(528,475)		$111,090
Adjustments to reconcile from net (loss) income to net cash provided by (used in) operating activities:
Amortization of ROU	75,739		62,982
Depreciation	97,033		13,725
Deferred taxes	(78,289)		22,069
Amortization	67,218
Changes in operating assets and liabilities
Accounts receivable	37,466		24,940
Contract asset	(302,640)		(60,345)
Prepaid and other current assets	(139,583)		-
Security deposit	(11,000)		-
Accounts payable and accrued expenses	75,126		(149,593)
Income taxes payable	(142,093)		13,367
Lease payable	(34,945)		(22,546)
Net cash (used in) provided by operating activities	(884,443)		15,689

Cash flows from investing activities:
Note receivable	(5,700,000)		-
Advances to stockholder	-		(22,918)
Purchases of property and equipment	(692,574)		-
Net cash used in investing activities	(6,392,574)		(22,918)

Cash flows from financing activities:
Deferred offering costs	-		(211,276)
Issuance of common stock	8,459,232		-
Net cash provided by (used in) financing activities	8,459,232		(211,276)

Net increase (decrease) in cash	1,182,215		(218,505)
Cash, beginning of period	557,619		1,455,976
Cash, end of period	$1,739,834		$1,237,471

Supplemental disclosure of cash flow information:
Cash paid during the period for:	-		-
Interest	$2,193	$
Income taxes	$314,042		$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1: NATURE OF OPERATIONS

Nature of Operations

In these notes, the terms “it”, “its”, the “Company” refer to Toppoint Holdings Inc. The Company was incorporated during August 2022 in the State of Nevada. During September 2022, the Company entered into a Share Exchange Agreement with Toppoint, Inc. and its sole stockholder and Chief Executive Officer of the Company, Hok C. Chan (“Former Owner”), pursuant to which the sole stockholder exchanged all common stock in Toppoint, Inc. for 7,500,000 shares of common stock of the Company. As a result, the Company acquired all of the issued and outstanding shares of common stock of Toppoint, Inc., making its wholly-owned subsidiary (“Common Control Transfer”). The Former Owner owned 100% of Toppoint, Inc., and still effectively controls the Company after the merger. Since the exchange was a transaction between entities under common control, the net assets received by the Company were accounted for at historical cost as of January 1, 2022, the earliest date of presentation of these condensed consolidated financial statements. This is a retrospective presentation for all equity related disclosures, including issued shares and earnings per share, which have been revised to reflect the effects of the commonly controlled transaction with ASC 250 “Accounting Changes and Errors” as of January 1, 2022. ASC 250 requires that a change in the reporting entity from reorganization entities under common control, be retrospectively applied to the financials statements of all prior periods when the financial statements are issued for a period that includes the date the change in reporting entity of the transaction occurred. The Company completed its public offering on January 23, 2025 with gross proceeds of $10,000,000.

The Company is a truckload services and solutions provider focused on the recycling export supply chain. The Company has become a key player in the New Jersey and Pennsylvania regional trucking market for waste paper, evidenced by the significant market share where the Company accounted for approximately 34% of the waste paper export drayage volumes through New Jersey’s ports and approximately 30% through Philadelphia’s ports, according to data sourced from IHS Markit. In addition to waste paper, the Company’s portfolio also includes the shipment of scrap metal and wooden logs from large waste companies, recycling centers and commodity traders to the ports of Newark, NJ, and Philadelphia, PA. The Company continues to expand our footprints domestically and intend to internationally and have ventured into the recycling export transport market of Tampa and Miami, FL recently.

Basis of Presentation and Principals of Consolidation

The accompanying unaudited condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2024 and 2023 included in the Company's Annual Report on Form 10-K , as filed with the Securities and Exchange Commission on April 15, 2025. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Toppoint, Inc. All intercompany balances and transactions are eliminated in consolidation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts receivables, valuation of long-lived assets, intangible assets, and accounts payable and accrued expenses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets. Equipment is depreciated over its useful life of five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service.  The Company evaluates property and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. As of March 31, 2025, and December 31, 2024, the Company’s property and equipment balance consisted of leasehold improvements and equipment.

Intangible Assets

Intangible assets consist of internally developed software in the amount of $806,614 as of March 31, 2025, and December 31, 2024. The software has been placed into service as of December 31, 2024. Accumulated amortization amounted to $134,436 as of March 31, 2025. The software is being developed to utilize AI based technology and synch with custom software designed specifically for the Company’s needs in the export drayage vertical. The software offers a variety of features and benefits that allow AI to scale and automate business operations. The Company evaluated intangible assets for impairment as of March 31, 2025 and December 31, 2024 and determined that there are no impairment losses.

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

The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded for the three months ended March 31, 2024 and 2023.

Deferred Offering Costs

Deferred offering costs represents specific incremental costs incurred by the Company directly attributable to a proposed offering of securities. These amounts have been deferred and will be charged against the gross proceeds of the offering. These offering costs include fees paid to underwriters, attorneys, accountants as well as printers and other third parties directly related to the offering. Costs such as management salaries or other general administrative expenses that are not incremental to the offering are not included in the deferred costs. Deferred offering costs amounted to $398,512 as of December 31, 2024. Such amounts have been charged against the gross proceeds from the offering during the three months ended March 31, 2025.

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

Disaggregation of Revenues

The Company’s revenues are principally derived from providing truckload services focused on the recycling export supply chain. The Company disaggregates their revenue by the type of commodity, as shown below for the three months ended March 31, 2025 and 2024.

	2025	2024
Commodity
Paper	$2,588,015	$2,748,819
Import	870,714	612,673
Metal	213,643	211,218
Log	83,448	76,225
Plastic	55,790	84,963
	$3,811,610	$3,733,896

Accounts Receivable and Contract Assets

Accounts receivable represent revenue earned for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company adopt the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. The Company estimates the allowance for credit loss based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At March 31, 2025, and December 31, 2024, the Company recorded an allowance for credit losses accounts in the amount of $123,371. The balance of accounts receivable, net as of March 31, 2025 and December 31, 2024 amounted to $1,165,535 and $1,203,001, respectively.

Contract assets include unbilled amounts from services which have been provided and revenue recognized. Contract asset balances amounted to $390,793 and $88,153 as of March 31 2025, and December 31, 2024, respectively.

Costs of revenues

Costs of revenue includes all directly related costs to deliver our services, which includes independent contractor drivers, insurance, truck maintenance costs, equipment rental and other directly related costs. Such costs are expensed as incurred.

Related Party Transactions

The Company identifies related parties, and accounts for, discloses related party transactions in accordance with ASC 850, “Related Party Disclosures” and other relevant ASC standards.

Parties, which can be a corporation or individual, are related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence. Transactions between related parties commonly occurring in the normal course of business are related party transactions. Transactions between related parties are also considered to be related party transactions even though they may not be given accounting recognition. While ASC does not provide accounting or measurement guidance for such transactions, it nonetheless requires their disclosure.

Income Taxes

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

The Company evaluates uncertain income tax positions taken or expected to be taken in a tax return for recognition in its unaudited condensed consolidated financial statements. The Company was not required to recognize any amounts from uncertain tax positions for the three months ended March 31, 2025 and 2024. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as other factors. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing.

Earnings Per Share

The Company computes net earnings per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no potentially dilutive securities for the three months ended March 31, 2025 and 2024.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (“Topic 326”)”. The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company has adopted this guidance as of January 1, 2023, and it did not have a material impact on its unaudited condensed consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires enhanced disclosures regarding significant segment expenses and other segment items for public entities on both an annual and interim basis. Specifically, the update required that entities provide, during interim periods, all disclosures related to a reportable segment’s profit or loss and assets that were previously required only on an annual basis. Additionally, this guidance necessitates the disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). The new guidance does not modify how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. The Company adopted this ASU during the year ended December 31, 2024, and it did not have a material impact on its unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited condensed consolidated financial statements and disclosures.

NOTE 3: NOTE RECEIVABLE

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

The Golden loan receivable was amended on April 7, 2025, to amend the payment terms and interest as follows: payments to be made are a minimum of $1,000,000 by January 2026, $2,000,000 by January 2027 and $3,000,000 by January 2028 plus accrued interest at an annual rate of 7%. During the three months ended March 31, 2025, the Company recognized interest income in the amount of $72,333.

NOTE 4: PROPERTY AND EQUIPMENT, NET AND INTANGIBLE ASSETS

Property and equipment consist of the following:

	March 31, 2025 (unaudited)	December 31, 2024	Useful Life
Leasehold improvements	$150,973	$150,973	Life of lease (33 months)
Equipment	1,884,102	1,191,528	3-5 years
Less: accumulated depreciation	(247,962)	(150,929)
Property and Equipment, net	$1,787,113	$1,191,572

Depreciation expense amounted to $97,033 for the three months ended March 31, 2025 and $13,725 for the three months ended March 31, 2024.

Intangible assets consist of the following:

	March 31, 2025 (unaudited)	December 31, 2024
Software development	$806,614	$806,614
Less: accumulated amortization	(134,436)	(67,218)
Software development, net	$672,178	$739,396

Amortization expense amounted to $67,218 for the three months ended March 31, 2025.

NOTE 5 – LOANS PAYABLE

Loans payable is summarized as follows:

Description	Loan Date	Loan Amount	Interest Rate	Maturity Date	Remaining Principal Balance as of March 31, 2025 (unaudited)	Remaining Principal Balance as of December 31, 2024
Economic Injury Disaster Loan (“EIDL”)	May 2020	$149,000	3.75%	May 2050	$149,900	$149,900
Less current maturities					-	-
					$149,900	$149,900

The EIDL was entered into during May 2020. Interest accrues at 3.75% per annum. Under the original agreement, principal payments were deferred, and the maturity date is May 2050.

Interest expense on loans payable amounted to $2,193 for the three months ended March 31, 2025 and 2024.

At March 31, 2025, combined scheduled maturities of the outstanding debt are as follows:

For the Years Endings:
2025	$3,147
2026	3,147
2027	3,147
2028	3,147
2029	3,147
Thereafter	134,165
$149,900

NOTE 6 – LEASES

The Company leases an office and automobiles under non-cancelable operating and finance lease agreements. The leases have remaining lease terms ranging from three to five years.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		March 31, 2025 (unaudited)	December 31, 2024
Operating Leases
Right-of-use assets, net		$629,070	$675,561
Right-of-use assets – related party, net		177,567	82,098

	Lease liability, current maturities	(139,564)	(130,552)
	Lease liability, current maturities – related party	(65,699)	-
		(205,263)	(130,552)
	Lease liability, net of current maturities	(293,376)	(331,833)
	Lease liability, net of current maturities – related party	(53,517)	-
Total operating lease liabilities		$(552,156)	$(462,385)

Weighted Average Remaining Lease Term
Operating leases		2.31 years	2.68 years
Weighted Average Discount Rate
Operating leases		13%	25%

The Company calculated the implicit rate on the automobile lease with information contained in the respective leases. Based upon the lease agreements, the Company was able to calculate such amount. As the office lease did not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region.

The Company’s leased automobile is currently used for promotional services. These leases often contain large material upfront downpayments due to the fact that they are expensive automobiles which are necessary for business development.

The Company’s has entered into two office leases with related parties, which are the chief executive officer and a family member of the chief executive officer.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Period Ending March 31,	Operating
2025 (remaining)	$229,518
2026	306,018
2027	191,014
Total lease payments	726,550
Less: Imputed interest	167,111
Present value of lease liabilities	$552,156

Total lease expense for leases accounted for under ASC 842 amounted to $107,549 and $100,439 for the three months ended March 31, 2025 and 2024, respectively.

The Company has various other leases which do not fall under the guidance of ASC 842, primarily because there is not an identified asset. Such leases are not included in any amounts noted above.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

(1)	Trend Intermodal Chassis Leasing LLC (“Trend”) filed a lawsuit against Toppoint Inc. in the Superior Court of New Jersey on August 16, 2024, alleging breach of contract under a Master Equipment Lease Agreement and Lease for intermodal chassis and GPS units. Trend claimed that Toppoint failed to make timely rental payments and return the leased equipment, despite repeated demands. Trend sought at least $124,500 in damages, plus interest and attorneys' fees. On April 3, 2025, Trend and Toppoint entered into a Settlement Agreement to resolve the lawsuit. Toppoint agreed to a consent judgment of $222,540 but would only face enforcement if it failed to make scheduled payments totaling $150,000 and return all leased chassis and GPS units by April 11, 2025. Toppoint made an initial $30,000 payment and committed to six monthly payments of $20,000. For any equipment not returned by the deadline, Toppoint would pay $15,000 per chassis and $500 per GPS unit. If Toppoint fulfilled all terms, Trend would file a satisfaction of judgment and refrain from executing on it. As of March 31. 2025, the Company has recorded $150,000 and it has been included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheet. Subsequent March 31, 2025, the Company made total payments of $50,000 in according to the Settlement Agreement.

(2)	On January 12, 2024, two drivers, Rainey Mejia Rodriguez and Frank Santana Rodriguez (the “plaintiffs”), filed a class action lawsuit against Toppoint Inc, and certain other parties, in the Superior Court of New Jersey, Essex County, alleging misclassification of truck drivers as independent contractors rather than employees. The plaintiffs seek to represent a class of similarly situated individuals who provided services in New Jersey from January 2018 through the date of the complaint. The complaint asserted violations of the New Jersey Wage Payment Law and the New Jersey Wage and Hour Law, including claims of unlawful wage deductions and failure to pay overtime. The plaintiffs sought compensatory damages, treble and/or liquidated damages, attorneys’ fees, and injunctive relief, without specifying a dollar amount of damages. On July 27, 2024, August 26, 2024, and November 22, 2024, the Court issued multiple orders dismissing the case for lack of prosecution. Upon a motion to reinstate the case filed on January 15, 2025 by the plaintiffs, the Court reinstated the case on January 31, 2025. We believe the claims are without merit and intend to continue to vigorously defend against them. The Company does not believe there is a probable and estimable loss as of March 31, 2025.

NOTE 8: STOCKHOLDERS’ EQUITY

At March 31, 2025, the Company had 300,000,000 shares of common stock authorized with a par value of $0.0001, and 50,000,000 shares of preferred stock authorized with a par value of $0.0001.

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

Equity Incentive Plan

On October 1, 2022, the Company established the 2022 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 2,250,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. Awards that may be granted include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. As of March 31, 2025, all shares remain available for issuance under the Plan.

NOTE 9: CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2025. The Company’s bank balances exceeded FDIC insured amounts at times during the periods ending March 31, 2025 and December 31, 2024.

NOTE 10: RELATED PARTY TRANSACTIONS

As disclosed in Note 6, the Company leases office spaces from related parties. Rent expense for these leases amounted to $30,500 and $25,000 for the three months ended March 31, 2025 and 2024, respectively. The Company prepaid $300,000 to the related party for the entire amount of lease payments due during the year ended December 31, 2022 for one office space.

For the three months ended March 31, 2025, the Company paid our Chief Financial Officer $113,254 for settlement of accounts payable. For the three months ended March 31, 2024, the Company paid our Chief Financial Officer $890,346 of which $789,989 was for settlement of accounts payable and $100,357 was for a fee earned.

For the three months ended March 31, 2025 and 2024, the Company paid $150,000 and $623,000, respectively, a related party (family member of the Chief Executive Officer) for various services related to the dispatch of our independent truck drivers. Additionally, during the three months ended March 31, 2025, the Company purchased $650,000 of truck chassis from such related party.

On July 1, 2024, the Company issued Hok C Chan, the Chief Executive Officer, a promissory note for advances he may provide to the Company from time to time, including $600,000 provided on June 21, 2024. The promissory note bears an annual interest rate of 36.88%, increasing to 55% per annum after maturity, and outstanding amounts are due 90 days after the delivery of the respective advance to the Company or the respective direct payment to the Company’s creditor(s). The maturity date for the $600,000 advance was subsequently extended to December 18, 2024. On November 11, 2024, Hok C Chan advanced an additional $500,000 to the Company under the promissory note. This amount is due 90 days after delivery, or February 9, 2025. During the three months ended March 31, 2025, the related party borrowings due to Hok C Chan were extended to June 16, 2025 and August 8, 2025. Additionally, the interest rate has been increased to 55% per annum.

Interest expense on such amount was $100,031 for the three months ended March 31, 2025, and was accrued and included in accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheet.

NOTE 11: INCOME TAXES

The Company’s provision for income taxes consists of the following for the three months ended March 31, 2025 and 2024:

	2025	2024
Current:
Federal	$171,949	$9,989
State and local	-	3,378
Total current	171,949	13,367

Deferred:
Federal	$(52,926)	$16,492
State and local	(25,363)	5,577
Total deferred	(78,289)	22,069

Income tax provision	$93,660	$35,436

A reconciliation of the federal statutory rate of 21% for the three months ended March 31, 2025 and 2024 to the effective rate for income from operations before income taxes is as follows:

	2025	2024
Benefit for income taxes at federal statutory rate	21.00%	21.00%
State and local income taxes, net of federal benefit	6.71	7.10
Meals and entertainment	(0.41)	1.06
Fines and penalties	-	0.14
Other and prior-year true up	(27.3)	(5.12)
Effective income tax rate	-%	24.18%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at March 31, 2025 (unaudited) and December 31, 2024 as follows:

	2025	2024
Net operating loss	$341,478	$211,248
Accounts and contracts receivable	(469,880)	(391,924)
Accounts payable and accrued expenses	122,623	108,076
Depreciation	(32,696)	(32,696)
Lease liability	(70,344)	(81,812)
Net deferred tax liability	$(108,819)	$(187,108)

As of March 31, 2025, the Company had a net operating loss carryforward of approximately $1,200,000 for Federal and State tax purposes. The net operating loss will carryforward indefinitely and be available to offset up to 80% of future taxable income each year.

The Company recognized a provision for income taxes in the amount of $93,600 and $35,436 for the three months ended March 31, 2025 and 2024, respectively. The Company’s current portion of its provision for income taxes during the three months ended March 31, 2025 resulted from a payment for income taxes due with its prior year return.

NOTE 12: SEGMENT INFORMATION

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

	For The Three Months Ended March 31, 2025	For The Three Months Ended March 31, 2024

Revenues	$3,811,610	$3,733,896

Costs and expenses
Independent contractor drivers	2,399,764	2,266,003
Insurance	393,811	17,562
Truck maintenance costs	69,115	42,104
Equipment rental	107,868	83,815
Other costs of revenues	343,009	845,462
Total costs of revenue	3,313,567	3,254,946
General and administrative expenses	905,160	331,055
Total costs and expenses	4,218,727	3,586,001

(Loss) income from operations	(407,117)	147,895

Other income (expense)
Interest expense	(100,031)	(1,369)
Interest income	72,333	-
Total other income (expense), net	(27,698)	(1,369)

(Loss) income before income taxes	(434,815)	146,526

Provision for income taxes:	93,660	35,436

Net (loss) income	$(528,475)	$111,090

NOTE 13: EARNINGS PER SHARE

Basic EPS is computed by dividing earnings available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no potentially dilutive securities for the three months ended March 31, 2025 and 2024.

NOTE 14: SUBSEQUENT EVENTS

The Company evaluated subsequent events through May 15, 2025 to ensure that this filing includes appropriate disclosures of events both recognized in the condensed consolidated financial statements as of March 31, 2025, and events which occurred subsequent to March 31, 2025 but were not recognized in the consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements, except the events described below.

On May 8, 2025, the Company entered into a term loan with M&T Bank in the amount of $328,500. The loan bears interest at a rate of 6.09% and has monthly payments of principal and interest. The maturity date is May 2030 and is collateralized by the Company’s equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” of our most recent annual report on Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Overview

We are a truckload services and solutions provider focused on the recycling export supply chain. We have become a key player in the New Jersey and Pennsylvania regional trucking market for waste paper, evidenced by our significant market share where we accounted for approximately 34% of the waste paper export drayage volumes through New Jersey’s ports and approximately 30% through Philadelphia’s ports, according to data sourced from IHS Markit. In addition to waste paper, our portfolio also includes the shipment of scrap metal and wooden logs from large waste companies, recycling centers and commodity traders to the ports of Newark, NJ, and Philadelphia, PA. We have expanded our footprints domestically and internationally, venturing into the recycling export transport markets of Tampa, Jacksonville and Miami, FL, and Baltimore, MD in 2023, and Ensenada, Mexico in 2024. We intend to explore the international markets in Canada, the United Kingdom and Australia in the near future.

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

Recent Developments

We have expanded our operations by securing additional clients, introducing new service offerings, growing partnerships with existing clients and entering new geographic markets since early 2025:

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

Emerging Growth Company Status and Smaller Reporting Company Status

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either (i) irrevocably elect to opt out of such extended transition period or (ii) no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies. We will continue to remain an emerging growth company until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended March 31, 2025 and 2024, together with the corresponding period-over-period changes.

	Three Months Ended March 31:		Increase (Decrease)
	2025	2024	$	%
Revenues	$3,811,610	3,733,896	77,714	2%

Costs and expenses
Costs of revenues	3,313,567	3,254,946	58,621	2%
General and administrative	905,160	331,055	574,105	173%
	4,218,727	3,586,001	632,726	18%
(Loss) income from operations	(407,117)	147,895	(555,012)	(375)%
Other expense	(27,698)	(1,369)	(26,329)	1,923%
Net (loss) income before income taxes	(434,815)	146,526	(581,341)	(397)%
Provision for (benefit from) income taxes	93,660	35,436	58,224	164%
Net (loss) income	$(528,475)	111,090	(639,565)	(576)%

Revenue

Revenue for the three months ended March 31, 2025 and 2024 was $3,811,610 and $3,733,896, respectively, representing an increase of $77,714 or 2%. The revenue increase in 2025 was mainly due to an increase in our import and less volatility in the scrap paper exports. We received an increased number of orders in both scrap paper and imports, as well as increased revenue per load in imports and logs.

Our revenues consisted of the following during the three months ended March 31, 2025, and 2024:

	2025	2024
Commodity
Paper	$2,588,015	$2,748,819
Import	870,714	612,673
Metal	213,643	211,218
Log	83,448	76,225
Plastic	55,790	84,963
	$3,811,610	$3,733,896

After a surge followed by a months-long decline in old corrugated container (“OCC”) prices in 2024, analysts anticipate market conditions to begin stabilizing in 2025. In late 2024, exports drove increased demand for recycled waste paper on both the U.S. East and West Coasts. While China’s demand for U.S. recycled waste paper continued to decline due to its import restrictions, the broader Asia-Pacific region maintained strong demand to support the growing e-commerce packaging needs in the region. Countries in the region are increasingly investing in modern, high-efficiency mills that improve usage of recycled waste paper. Despite improvements in domestic recycling coverage, these countries still depend on imported recycled waste paper for production. As U.S. domestic supply stabilizes and export demand becomes more balanced, market volatility has shown signs of easing in early 2025. Our revenue in the waste paper vertical decreased slightly by $160,804, or 5.8%, to $2,588,015 for the quarter ended March 31, 2025, from $2,748,819 for the quarter ended March 31, 2024.

Despite the recent downturn in the recycled waste paper market, our direct relationships with overseas manufacturers and large importers have provided significant growth opportunities. Additionally, the Port of New York and New Jersey had seen a notable year-over-year increase in import container volume in the first quarter of 2025. Our further expansion into the import vertical resulted in an increase of 37.3% in loads, or an additional 316 loads, compared to the first quarter of 2024. Our revenue in the imports vertical increased significantly by $258,041, or 42.1%, to $870,714 for the quarter ended March 31, 2025, from $612,673 for the quarter ended March 31, 2024.

Scrap metal exports also experienced consistent demand with slight growth quarter over quarter. Our revenue in the metal vertical increased slightly by $2,425, or 1.1%, to $213,643 for the quarter ended March 31, 2025, from $211,218 for the quarter ended March 31, 2024.

The logging and forestry exports revenue rose slightly by 9.5%, or $7,223, to $83,448 for the first quarter of 2025, as compared to $76,225 for the first quarter of 2024, but load count remained down by 8.1%. A decrease from prior year highs is expected as logging for export in the areas we service has decreased year over year.

Plastic revenues had dropped by 34.3%, or $29,173, to $55,790 for the quarter ended March 31, 2025, from $84,963 for the quarter ended March 31, 2024, due to US import demand on plastic increasing to record highs while US plastic export continued to decrease in 2025.

Cost and expenses

Costs of revenues Our cost of revenue includes all directly related costs to deliver our services, which includes independent contractor drivers, insurance, truck maintenance costs, equipment rental and other directly related costs. Our costs of revenue for the three months ended March 31, 2025 and 2024 was $3,313,567 and $3,254,946, respectively, representing an increase of 2%. Such increase was in line with our increased revenue.

Gross profit As a result of the foregoing, our gross profit increased by $19,093 to $498,043 for the three months ended March 31, 2025 from $478,950 for the three months ended March 31, 2024. As a percentage of revenue, gross profit remained consistent from 13% for the three months ended March 31, 2025, as compared to 13% for the three months ended March 31, 2024.

General and administrative Our general and administrative expenses consist primarily of automobile, office, insurance, payroll and rent expenses. Our general and administrative expenses increased by $574,105 or 173% to $905,160 for the three months ended March 31, 2025 from $331,055 for the three months ended March 31, 2024. This change primarily results from an increase in professional fees from going public, travel expenses related due to business development and depreciation expense.

Income tax expense  We recorded a provision for income taxes of $93,660 for the three months ended March 31, 2025, as compared to $35,436 for the three months ended March 31, 2024, an increase of $58,224 or 164%. The increase in the income tax expense mainly resulted from a payment due on our prior year tax returns.

Net (loss) income

Net (loss) income for the three months ended March 31, 2025 and 2024 was $(528,475) and $111,090, respectively. The change of net income was due to the increase in general and administrative expenses.

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

The NLC information, including the related estimated total tonnage, has been prepared by, and is the responsibility of, the Company’s management. Such information has not been audited, reviewed, examined, compiled or applied agreed-upon procedures by our auditor.

The table below shows both the total NLCs and a breakdown of NLCs by commodity type during the three months ended March 31, 2025 and 2024. Our revenue generation directly corresponds to NLC but is also impacted by the rates charged to customers.

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Number of Loads Completed	Percentage in Total NLC	Number of Loads Completed	Percentage in Total NLC
Waste Paper	3,929	71.7%	4,094	73.5%
Waste Metal	244	4.5%	226	5.7%
Forestry	68	1.2%	74	1.4%
Import	1,164	21.2%	848	15.8%
Plastic	77	1.4%	118	2.2%
Total	5,482	100%	5,360	100%

For the three months ended March 31, 2025, the NLC for Waste Paper declined by 165, or 4.0%, to 3,929, from 4,094 for the three months ended March 31, 2024. The decrease was primarily attributed to an industry-wide decrease in scrap paper export volume.

For the three months ended March 31, 2025, the NLC for Waste Metal increased by 18 or 8.0%, to 244, from 226 for the three months ended March 31, 2024. The increase was due to consistent orders from metal clients acquired in 2024 in the waste metal space.

For the three months ended March 31, 2025, the NLC for Forestry decreased by 6, or 8.1%, to 68, from 74 for the three months ended March 31, 2024. The decrease primarily reflected limitations on the volume of trees deforested for logging in the New York state we service.

For the three months ended March 31, 2025, the NLC for Import increased by 316, or 37.3%, to 1,164, from 848 for the three months ended March 31, 2024. The increase was due to an increase of consistent work from new import customers.

For the three months ended March 31, 2025, the NLC for Plastic decreased by 41, or 34.8%, to 77, from 118 for the three months ended March 31, 2024. The decrease was due to industry-wide decreases in exports for plastics.

For the three months ended March 31, 2025, the total NLC increased by 122, or 2.3%, to 5,482, from 5,360 for the three months ended March 31, 2024. The increase in total NLC was primarily due to significant increase in the NLCs for Import.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had cash of $1,739,834 and $557,619, respectively. To date, we have financed our operations primarily through revenue generated from operations as well as our proceeds received from our IPO in January 2025.

During the three months ended March 31, 2025, we had a net loss of $528,475 and net cash used in operations of $884,444, which resulted primarily from an increase in professional fees resulting from our IPO, as well as increased income tax expense from prior years liabilities. We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations for at least the next 12 months, including our anticipated costs associated with becoming a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional loans. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the fiscal years ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Net cash used in operating activities	$(884,443)	$15,689
Net cash used in investing activities	(6,392,574)	(22,918)
Net cash provided by (used in) financing activities	8,459,232	(211,276)
Net increase (decrease) in cash	1,182,215	(218,505)
Cash at beginning of period	557,619	1,455,976
Cash at end of period	$1,738,834	$1,237,471

Operating activities used net cash of $884,443 during the three months ended March 31, 2025, and provided $15,689 during the three months ended March 31, 2024. Cash provided by operating activities decreased by approximately $900,133 primarily due to a decrease in net income of $639,565, increase in amortization of ROU of $12,757, increase in depreciation of $83,308, increase in amortization of $45,149, deferred taxes of $78,289, and an overall decrease of $323,493 from the change in operating assets and liabilities, for the three months ended March 31, 2025 in comparison of the three months ended March 31, 2024.

Investing activities used net cash of $6,392,574 during the three months ended March 31, 2025, and $22,918 during the three months ended March 31, 2024. Cash used in investing activities increased by $6,369,656 from the corresponding period of the prior year. The March 31, 2025, amount is due to $692,574 from the purchases of property and equipment and $5,700,000 from the issuance of notes receivable. The March 31, 2024 amount is due to $22,918 from advances to stockholder.

Financing activities provided net cash of $8,459,232 during the three months ended March 31, 2025, and used $211,176 during the three months ended March 31, 2024. Cash used in financing activities increased by $8,670,506. The March 31, 2025, amount is due to $8,459,232 received from the issuance of common stock. The March 31, 2024 amount is due to $211,176 paid for deferred offering costs.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of March 31, 2025 and as for the 12 months thereafter:

Contractual Obligations	As of March 31, 2025	For the year ended March 31, 2026
Operating lease obligations	$552,156	$205,263

Total Contractual Obligations	$552,156	$205,263

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

Critical Accounting Policies and Estimates

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

Accounts Receivable , Net

Accounts receivable represent revenue earned for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company adopt the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. The Company estimates the allowance for credit loss based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At March 31, 2025, and December 31, 2024, the Company recorded an allowance for credit losses accounts in the amount of $123,371. The balance of accounts receivable, net as of March 31, 2025 and December 31, 2024 amounted to $1,165,535 and $1,203,001, respectively.

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

As of January 1, 2022, the Company accounts for income taxes utilizing the asset and liability approach. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from the differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

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

The Company evaluates uncertain income tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. The Company was not required to recognize any amounts from uncertain tax positions for the three months ended March 31, 2025 and 2024. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as other factors. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2025, management identified significant deficiencies in our internal control over financial reporting. The significant deficiencies that have been identified relate to our lack of robust and formal financial reporting policies and procedures in place to address SEC disclosure requirements.

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

Designing and implementing effective disclosure controls and procedures are a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintaining a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the significant deficiencies that we have identified.

Changes in Internal Control Over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Other than as previously disclosed in current reports on Form 8-K, there were no unregistered sales of equity securities during the period covered by this report.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408 of Regulation S-K, during the fiscal quarter ended March 31, 2025.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2025	Toppoint Holdings Inc.

/s/ Hok C Chan
	Name:	Hok C Chan
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ John Feliciano III
	Name:	John Feliciano III
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)