Form 10-Q
period 2025-06-30
Toppoint Holdings Inc.
filed 2025-08-14
CIK 1960847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

As of August 14, 2025, there were 17,500,000 shares of the registrant’s common stock outstanding.

TOPPOINT HOLDINGS INC.

Quarterly Report on Form 10-Q

 Period Ended June 30, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TOPPOINT HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOPPOINT HOLDINGS INC.

Condensed Consolidated Balance Sheets

	June 30, 2025 (Unaudited)	December 31, 2024

Assets
Current Assets
Cash	$1,487,357	$557,619
Accounts receivable, net	1,048,533	1,203,001
Contract assets	427,304	88,153
Deferred offering costs	-	398,512
Prepaid expenses and other current assets	239,692	-
Total Current Assets	3,202,886	2,247,285
Other Assets
Property and equipment, net	1,973,810	1,191,572
Intangible asset, net	604,960	739,396
Note receivable	5,700,000	-
Right-of-use asset, net	580,545	675,561
Right-of-use asset, net– related party	138,121	82,098
Security deposit	61,000	50,000
Total Assets	$12,261,322	$4,985,912
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$654,358	$402,552
Income taxes payable	-	142,093
Loans payable, current maturities	28,777	3,147
Related party loan	1,100,000	1,100,000
Lease liability, current maturities	149,198	130,552
Lease liability, current maturities – related party	66,689	-
Total Current Liabilities	1,999,022	1,778,344
Loans payable, net of current maturities	444,148	146,753
Lease liability, net of current maturities	252,263	331,833
Lease liability, net of current maturities – related party	37,742	-
Deferred tax liability	-	187,108
Total Liabilities	2,733,175	2,444,038

Shareholders’ Equity
Preferred stock, $0.0001 par value, 50,000,000 authorized, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 17,500,000 and 15,000,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,750	1,500
Additional paid-in capital	9,185,770	139,750
Retained earnings	340,627	2,400,624
Total Shareholders’ Equity	9,528,147	2,541,874
Total Liabilities and Shareholders’ Equity	$12,261,322	$4,985,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Unaudited Condensed Consolidated Statements of Operations

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$3,968,924	$4,697,387	$7,780,534	$8,431,284

Costs and expenses
Costs of revenue	3,513,680	3,844,400	6,827,247	7,099,346
General and administrative expenses	2,044,357	646,889	2,949,517	977,944
Total costs and expenses	5,558,037	4,491,289	9,776,764	8,077,290

(Loss) income from operations	(1,589,113)	206,098	(1,996,230)	353,994

Other (expense) income
Interest expense	(152,087)	(1,370)	(252,118)	(2,738)
Interest income	100,859	-	173,192	-
Total other expense, net	(51,228)	(1,370)	(78,926)	(2,738)

(Loss) income before income taxes	(1,640,342)	204,728	(2,075,156)	351,256

Provision for (benefit from) income taxes:
Current	-	26,541	171,949	39,908
Deferred	(108,819)	34,067	(187,108)	56,136
	(108,819)	60,608	(15,159)	96,044

Net (loss) income	$(1,531,523)	$144,120	$(2,059,997)	$255,212

Basic and diluted net (loss) income per share attributed to common stockholders	$(0.09)	$0.01	$(0.12)	$0.02
Weighted Average Number of Shares Outstanding - Basic and Diluted	17,500,000	15,000,000	17,222,222	15,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2024	15,000,000	$1,500	$139,750	$2,400,624	$2,541,874
Issuance of Common Stock	2,500,000	250	8,060,470		8,060,720
Net loss for the period				$(528,475)	$(528,475)
Balance - March 31, 2025	17,500,000	$1,750	$8,200,220	$1,872,149	$10,074,119
Stock-based compensation	-	-	985,550	-	985,550
Net loss for the period	-	-	-	(1,531,523)	(1,531,523)
Balance – June 30, 2025	17,500,000	$1,750	$9,185,770	$340,627	$9,528,147

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – December 31,2023	15,000,000	$1,500	$139,750	$2,225,753	$2,367,003
Net income for the period	-	-	-	111,090	111,090
Balance – March 31, 2024	15,000,000	$1,500	$139,750	$2,336,843	$2,478,093
Net income for the period	-	-	-	144,120	144,120
Balance – June 30, 2024	15,000,000	$1,500	$139,750	$2,480,9963	$2,622,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(2,059,997)	$255,212
Adjustments to reconcile from net (loss) income to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	163,710	127,754
Depreciation	230,706	29,908
Deferred taxes	(187,108)	56,136
Amortization of intangible assets	134,436	-
Stock-based compensation	985,550	-
Changes in operating assets and liabilities
Accounts receivable	154,468	(166,914)
Contract assets	(339,151)	(141,321)
Prepaid and other current assets	(239,692)	(2,250)
Security deposit	(11,000)	(50,000)
Accounts payable and accrued expenses	251,804	(38,659)
Income taxes payable	(142,093)	(200,092)
Lease payable	(81,209)	(46,650)
Net cash used in operating activities	(1,139,576)	(176,876)

Cash flows from investing activities:
Note receivable	(5,700,000)	-
Advances to stockholder	-	(85,284)
Purchases of property and equipment	(1,012,944)	(33,493)
Net cash used in investing activities	(6,712,944)	(118,777)

Cash flows from financing activities:
Deferred offering costs	-	(137,218)
Proceeds from note payable	328,500	-
Repayments of note payable	(5,475)	-
Issuance of common stock, net of issuance cost	8,459,232	-
Net cash provided by (used in) financing activities	8,782,257	(137,218)

Net increase (decrease) in cash	929,738	(432,871)
Cash, beginning of period	557,619	1,455,976
Cash, end of period	$1,487,357	$1,023,105

Supplemental disclosure of cash flow information:
Cash paid during the period for:	-	-
Interest	$5,848	$-
Income taxes	$314,042	$-

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

On June 4, 2025, the Company established a wholly-owned subsidiary, Topp Metals Inc., which was incorporated under the provisions of the Pennsylvania Business Corporation Law of 1988, with its registered office located in Lansdale, Pennsylvania. As of the date of these unaudited condensed financial statements released, Topp Metals Inc. has no business activities.

The Company is a truckload services and solutions provider focused on the recycling export supply chain. The Company has become a key player in the New Jersey and Pennsylvania regional trucking market for waste paper. In addition to waste paper, the Company’s portfolio also includes the shipment of scrap metal and wooden logs from large waste companies, recycling centers and commodity traders to the ports of Newark, NJ, and Philadelphia, PA. The Company continues to expand our footprints domestically and intend to internationally and have ventured into the recycling export transport market of Tampa and Miami, FL recently.

Basis of Presentation and Principals of Consolidation

The accompanying unaudited condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2024 and 2023 included in the Company's Annual Report on Form 10-K , as filed with the Securities and Exchange Commission on April 15, 2025. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Toppoint, Inc. All intercompany balances and transactions are eliminated in consolidation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of estimated credit loss of accounts receivables, valuation of long-lived assets (including property and equipment and intangible assets), estimates used in lease accounting and valuation of deferred tax assets. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets. Equipment is depreciated over its useful life of five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service.  The Company evaluates property and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. As of June 30, 2025, and December 31, 2024, the Company’s property and equipment balance consisted of leasehold improvements and equipment.

Intangible Assets

Intangible assets consist of internally developed software in the amount of $806,614 as of June 30, 2025, and December 31, 2024. The software has been placed into service as of December 31, 2024. Accumulated amortization amounted to $201,654 as of June 30, 2025. The software is being developed to utilize AI based technology and synch with custom software designed specifically for the Company’s needs in the export drayage vertical. The software offers a variety of features and benefits that allow AI to scale and automate business operations. The Company evaluated intangible assets for impairment as of June 30, 2025 and December 31, 2024 and determined that there are no impairment losses.

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

The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded for the six months ended June 30, 2025 and 2024.

Deferred Offering Costs

Deferred offering costs represents specific incremental costs incurred by the Company directly attributable to a proposed offering of securities. These amounts have been deferred and will be charged against the gross proceeds of the offering. These offering costs include fees paid to underwriters, attorneys, accountants as well as printers and other third parties directly related to the offering. Costs such as management salaries or other general administrative expenses that are not incremental to the offering are not included in the deferred costs. Deferred offering costs amounted to $398,512 as of December 31, 2024. Such amounts have been charged against the gross proceeds from the offering during the six months ended June 30, 2025.

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

Disaggregation of Revenue

The Company’s revenue is principally derived from providing truckload services focused on the recycling export supply chain. The Company disaggregates their revenue by the type of commodity, as shown below for the three months ended June 30, 2025 and 2024.

	2025	2024
Commodity
Paper	$2,082,560	$2,710,019
Import	1,231,751	1,469,671
Metal	467,353	338,727
Log	130,605	85,100
Plastic	56,655	93,870
	$3,968,924	$4,697,387

The Company disaggregates their revenue by the type of commodity, as shown below for the six months ended June 30, 2025 and 2024.

	2025	2024
Commodity
Paper	$4,670,575	$5,458,838
Import	2,102,465	2,082,343
Metal	680,996	549,945
Log	214,053	161,325
Plastic	112,445	178,833
	$7,780,534	$8,431,284

Accounts Receivable, net and Contract Assets

Accounts receivable represent revenue earned for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company adopt the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. The Company estimates the allowance for credit loss based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At June 30, 2025, and December 31, 2024, the Company recorded an allowance for credit losses accounts in the amount of $123,371. The balance of accounts receivable, net as of June 30, 2025 and December 31, 2024 amounted to $1,048,533 and $1,203,001, respectively.

Contract assets include unbilled amounts from services which have been provided and revenue recognized. Contract asset balances amounted to $427,304 and $88,153 as of June 30 2025, and December 31, 2024, respectively.

Costs of revenue

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

Share-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, including non-employee directors, the fair value of a stock option award is measured on the grant date. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense to employees and all directors are reported within payroll and related expenses in the consolidated statements of operations. Stock-based compensation expense to non-employees is reported within marketing and business development expense in the condensed consolidated statements of operations.

Fair Value of Financial Instruments

The Company applies the fair value measurement accounting standard in accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” whenever other accounting pronouncements require or permit fair value measurements. Fair value is defined in ASC 820-10 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels (Level 1 is the highest priority and Level 3 is the lowest priority):

●	Level 1 — Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

●	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, or other observable inputs that can be corroborated by observable market data.

●	Level 3 — Unobservable inputs that are not supported by market data. Unobservable inputs are developed based on the best information available, which might include the Company’s own data.

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalent, accounts receivable, inventories, prepaid expenses and other current assets, short-term loan payable, accounts payable, accrued expenses and other current liabilities and deferred revenue approximate the fair value of the respective assets and liabilities as of June 30, 2025 and December 31, 2024 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of long-term loan approximates its fair value at June 30, 2025 and December 30, 2024 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

The Company evaluates uncertain income tax positions taken or expected to be taken in a tax return for recognition in its unaudited condensed consolidated financial statements. The Company was not required to recognize any amounts from uncertain tax positions for the six months ended June 30, 2025 and 2024. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as other factors. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings (loss) per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2025, the Company had 1,150,000 options outstanding that could potentially dilute future net income per share. The Company had no potentially dilutive securities for the six months ended June 30, 2024.

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

In March 2025, the FASB issued ASU 2025-02—Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments in this Update are effective immediately and on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of adoption of this standard to its consolidated financial statements and disclosures.

NOTE 3: LIQUIDITY

The Company incurred a net loss of $1,531,523 and $2,059,997 for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company had cash balance of $1,487,357 and working capital of $1,203,864. The Company had cash outflow of $1,139,576 used in operating activities and $6,712,944 used in investing activities for the six months ended June 30, 2025. The Company has historically funded its working capital needs primarily from operations. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. The Company believes that its cash on hand and operating cash flows will be sufficient to fund its operations over at least the next 12 months from the date of issuance of these unaudited condensed financial statements. However, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments and may also need additional cash resources in the future. The Company is in the process of discussing working capital and financing through various lenders and financial institutions.

NOTE 4: NOTE RECEIVABLE

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

The Golden loan receivable was amended on April 7, 2025, to amend the payment terms and interest as follows: payments to be made are a minimum of $1,000,000 by January 2026, $2,000,000 by January 2027 and $3,000,000 by January 2028 plus accrued interest at an annual rate of 7%. During the three and six months ended June 30, 2025, the Company recognized interest income in the amount of $100,859 and $173,192, respectively. On August 4, 2025, the Company received $200,000 principal payment from Golden.

NOTE 5: PROPERTY AND EQUIPMENT, NET AND INTANGIBLE ASSETS

Property and equipment, net, consist of the following:

	June 30, 2025 (unaudited)	December 31, 2024	Useful Life

Leasehold improvements	$150,973	$150,973	Life of lease (33 months)
Equipment*	2,204,471	1,191,528	3-5 years
Less: accumulated depreciation	(381,635)	(150,929)
Property and Equipment, net	$1,973,810	$1,191,572

●	The equipment was pledged as collateral to guaranty the Company’s borrowing from M&T Bank (see Note 6).

Depreciation expense amounted to $133,673 for the three months ended June 30, 2025 and $16,183 for the three months ended June 30, 2024. Depreciation expense amounted to $230,706 for the six months ended June 30, 2025 and $29,908 for the six months ended June 30, 2024.

Intangible assets, net, consist of the following:

	June 30, 2025 (unaudited)	December 31, 2024

Software development	$806,614	$806,614
Less: accumulated amortization	(201,654)	(67,218)
Software development, net	$604,960	$739,396

Amortization expense amounted to $67,218 and $134,436 for the three months and six months ended June 30, 2025, respectively.

NOTE 6 – LOANS PAYABLE

Loans payable is summarized as follows:

Description	Loan Date	Loan Amount	Interest Rate	Maturity Date	Remaining Principal Balance as of June 30, 2025 (unaudited)	Remaining Principal Balance as of December 31, 2024

Economic Injury Disaster Loan (“EIDL”)*	May 2020	$149,000	3.75%	May 2050	$149,900	$149,900
M&T Term Loan**	May 2025	$328,500	6.09%	May 2030	$323,025	-
Less current maturities					28,777	-
					$444,148	$149,900

*	The EIDL was entered into during May 2020. Interest accrues at 3.75% per annum. Under the original agreement, principal payments were deferred, and the maturity date is May 2050.

**	On May 8, 2025, the Company entered into a term loan with M&T Bank in the amount of $328,500. The loan bears interest at a rate of 6.09% and has monthly payments of principal and interest. The maturity date is May 2030 and is collateralized by the Company’s equipment.

Interest expense on loans payable amounted to $1,251 and $1,370 for the three months ended June 30, 2025 and 2024, respectively. Interest expense on loans payable amounted to $2,501 and $2,738 for the six months ended June 30, 2025 and 2024, respectively.

At June 30, 2025, combined scheduled maturities of the outstanding debt are as follows:

For the Periods Endings:
2025 (remaining)	$28,777
2026	63,391
2027	67,164
2028	71,173
2029	75,434
Thereafter	166,986
$472,925

NOTE 7 – LEASES

The Company leases an office and automobiles under non-cancelable operating lease agreements. The leases have remaining lease terms ranging from three to five years.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location	June 30, 2025 (unaudited)	December 31, 2024

Operating Leases
Right-of-use assets, net	$580,545	$675,561
Right-of-use assets – related party, net	138,121	82,098

Lease liability, current maturities	(149,198)	(130,552)
Lease liability, current maturities – related party	(66,689)	-

Lease liability, net of current maturities	(252,263)	(331,833)
Lease liability, net of current maturities – related party	(37,742)	-
Total operating lease liabilities	$(505,892)	$(462,385)

Weighted Average Remaining Lease Term
Operating leases	2.06 years	2.68 years
Weighted Average Discount Rate
Operating leases	13%	25%

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Period Ending June 30,	Operating
2025 (remaining)	$153,012
2026	306,018
2027	191,014
Total lease payments	650,044
Less: Imputed interest	138,584
Present value of lease liabilities	$505,892

Total lease expense for leases accounted for under ASC 842 amounted to $118,550 and $103,659 for the three months ended June 30, 2025 and 2024, respectively.  Total lease expense for leases accounted for under ASC 842 amounted to $226,099 and $204,098 for the six months ended June 30, 2025 and 2024, respectively.

The Company has various other leases which do not fall under the guidance of ASC 842, primarily because there is not an identified asset. Such leases are not included in any amounts noted above.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

(1)	Trend Intermodal Chassis Leasing LLC (“Trend”) filed a lawsuit against Toppoint Inc. in the Superior Court of New Jersey on August 16, 2024, alleging breach of contract under a Master Equipment Lease Agreement and Lease for intermodal chassis and GPS units. Trend claimed that Toppoint failed to make timely rental payments and return the leased equipment, despite repeated demands. Trend sought at least $124,500 in damages, plus interest and attorneys' fees. On April 3, 2025, Trend and Toppoint entered into a Settlement Agreement to resolve the lawsuit. Toppoint agreed to a consent judgment of $222,540 but would only face enforcement if it failed to make scheduled payments totaling $150,000 and return all leased chassis and GPS units by April 11, 2025. Toppoint made an initial $30,000 payment and committed to six monthly payments of $20,000. For any equipment not returned by the deadline, Toppoint would pay $15,000 per chassis and $500 per GPS unit. If Toppoint fulfilled all terms, Trend would file a satisfaction of judgment and refrain from executing on it. As of June 30, 2025, the Company has recorded $150,000 as an expense for such settlement.

(2)	On January 12, 2024, two drivers, Rainey Mejia Rodriguez and Frank Santana Rodriguez (the “plaintiffs”), filed a class action lawsuit against Toppoint Inc, and certain other parties, including Hok C. Chan, in the Superior Court of New Jersey, Essex County, alleging misclassification of truck drivers as independent contractors rather than employees. The plaintiffs seek to represent a class of similarly situated individuals who provided services in New Jersey from January 2018 through the date of the complaint. The complaint asserted violations of the New Jersey Wage Payment Law and the New Jersey Wage and Hour Law, including claims of unlawful wage deductions and failure to pay overtime. The plaintiffs sought compensatory damages, treble and/or liquidated damages, attorneys’ fees, and injunctive relief, without specifying a dollar amount of damages. On July 27, 2024, August 26, 2024, and November 22, 2024, the Court issued multiple orders dismissing the case for lack of prosecution. Upon a motion to reinstate the case filed on January 15, 2025 by the plaintiffs, the Court reinstated the case on January 31, 2025. On May 1, 2025, Toppoint Inc filed a motion to dismiss the amended complaint, and a motion hearing was held on July 3, 2025. On June 6, 2025, the court dismissed the case without prejudice against Mr. Hok C. Chan for lack of prosecution. The Company believes the claims are without merit and intend to continue to vigorously defend against them. The Company does not believe there is a probable and estimable loss as of June 30, 2025.

NOTE 9: STOCKHOLDERS’ EQUITY

At June 30, 2025, the Company had 300,000,000 shares of common stock authorized with a par value of $0.0001, and 50,000,000 shares of preferred stock authorized with a par value of $0.0001.

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

Warrant activity for the six months ended June 30, 2025 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2025	—	$—	—	—
Granted	125,000			—
Expired	—
Exercised	—
Outstanding and exercisable – June 30, 2025	125,000	$4.80	2.6	$—

Equity Incentive Plan

On October 1, 2022, the Company established the 2022 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 2,250,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. Awards that may be granted include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. As of June 30, 2025, 1,100,000 units remain available for issuance under the Plan.

On May 21, 2025, the Company granted 1,150,000 options to its Chief Financial Officer. Upon grant date, the options are fully vested and have an expiration date of May 20, 2035. The exercise price of the options are $0.857 and the fair value upon grant date amounted to $985,550.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the six months ended June 30, 2025 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	—	$—	$—	—	—
Granted	1,150,000	0.86	1.56	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – June 30, 2025	1,150,000	$0.86	$1.56	9.89	—
Exercisable – December 31, 2024	—	—	—	—	—
Exercisable – June 30, 2025	1,150,000	$—	$—	—	—

NOTE 10: CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2025. The Company’s bank balances exceeded FDIC insured amounts at times during the periods ending June 30, 2025 and December 31, 2024.

During the three months June 30, 2025, three customers accounted for approximately 35% of the Company’s total revenue. During six months ended June 30, 2025, three customers accounted for approximately 36% of the Company’s total revenue. During the three months ended June 30, 2024 three customers accounted for approximately 40% of the Company’s total revenue. During the six months ended June 30, 2024, four customers accounted for approximately 75% of the Company’s total revenue.

NOTE 11: RELATED PARTY TRANSACTIONS

As disclosed in Note 7, the Company leases office spaces from related parties. As of June 30, 2025, right-of use assets -related party balance was $138,121, lease liability -current -related party balance was $66,989 and lease liability -noncurrent -related party balance was $37,742. Rent expense for these leases amounted to $41,500 and $25,000 for the three months ended June 30, 2025 and 2024, respectively. Rent expense for these leases amounted to $72,000 and $50,000 for the six months ended June 30, 2025 and 2024, respectively.

The Company prepaid $300,000 to the related party for the entire amount of lease payments due during the year ended December 31, 2022 for one office space.

For the six months ended June 30, 2025, the Company paid our Chief Financial Officer $219,744 for settlement of accounts payable. For the six months ended June 30, 2024, the Company paid our Chief Financial Officer $1,381,823 of which $1,256,202 was for settlement of accounts payable and $125,621 was for a fee earned.

For the three months ended June 30, 2025 and 2024, the Company paid $168,535 and $158,400, respectively. For the six months ended June 30, 2025 and 2024, the Company paid $318,535 and $158,400, respectively, a related party (family member of the Chief Executive Officer) for various services related to the dispatch of our independent truck drivers. Additionally, during the six months ended June 30, 2025, the Company purchased $650,000 of truck chassis from such related party.

On July 1, 2024, the Company issued Hok C Chan, the Chief Executive Officer, a promissory note for advances he may provide to the Company from time to time, including $600,000 provided on June 21, 2024. The promissory note bears an annual interest rate of 36.88%, increasing to 55% per annum after maturity, and outstanding amounts are due 90 days after the delivery of the respective advance to the Company or the respective direct payment to the Company’s creditor(s). The maturity date for the $600,000 advance was subsequently extended to December 18, 2024. On November 11, 2024, Hok C Chan advanced an additional $500,000 to the Company under the promissory note. This amount is due 90 days after delivery, or February 9, 2025. During the three months ended March 31, 2025, the related party borrowings due to Hok C Chan were extended to June 16, 2025 and August 8, 2025. Additionally, the interest rate has been increased to 55% per annum. Subsequently on July 7, 2025, the Company made a principal repayment of $1 million to Hok C Chan.

Interest expense on such amount was $150,836 and $249,617 for the three months and six months ended June 30, 2025, respectively, and was accrued and included in accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheet.

NOTE 12: INCOME TAXES

The Company’s provision for income taxes consists of the following for the six months ended June 30, 2025 and 2024:

	2025	2024
Current:
Federal	$171,949	$29,822
State and local	-	10,086
Total current	171,949	39,908

Deferred:
Federal	$(141,815)	$41,949
State and local	(45,293)	14,187
Total deferred	(187,108)	56,136

Income tax provision	$(15,159)	$96,044

A reconciliation of the federal statutory rate of 21% for the six months ended June 30, 2025 and 2024 to the effective rate for (loss) income from operations before income taxes is as follows:

	2025	2024
Benefit for income taxes at federal statutory rate	21.00%	21.00%
State and local income taxes, net of federal benefit	6.71	7.10
Meals and entertainment	(0.41)	1.06
Fines and penalties	-	0.14
Other and prior-year true up	(27.3)	8.33)
Effective income tax rate	-%	37.63%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at June 30, 2025 (unaudited) and December 31, 2024 as follows:

	2025	2024
Net operating loss	$425,030	$211,248
Accounts and contracts receivable	(408,912)	(391,924)
Accounts payable and accrued expenses	180,181	108,076
Depreciation	(32,696)	(32,696)
Stock-based compensation	273,067	-
Lease liability	(70,510)	(81,812)
Net deferred tax asset (liability)	366,162	(187,108)
Less: valuation allowance	(366,162)	-
	$-	$(187,108)

As of June 30, 2025, the Company had a net operating loss carryforward of approximately $1,200,000 for Federal and State tax purposes. The net operating loss will carryforward indefinitely and be available to offset up to 80% of future taxable income each year.

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. The Company recorded a valuation allowance against its net deferred tax asset of $366,162 as of June 30, 2025.

The Company’s current portion of its provision for income taxes during the six months ended June 30, 2025 resulted from a payment for income taxes due with its prior year return.

NOTE 13: SEGMENT INFORMATION

The Company operates as one operating segment where it derives its revenue from the delivery of truckload services. To assess performance the chief operating decision maker (“CODM”), who is the Chief Executive Officer, evaluates the operating results and performance through net income. Our CODM regularly reviews net income as reported on the statement of operations for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. In addition to net income overall, the CODM also regularly reviews additional significant expense categories, which comprise costs of revenue within the Company’s consolidated statements of operations. All other financial statement metrics are reviewed and/or considered on a consolidated basis:

	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024

Revenue	$3,968,924	$4,697,387

Costs and expenses
Independent contractor drivers	2,515,998	3,019,888
Insurance	340,416	380,636
Truck maintenance costs	116,383	143,773
Equipment rental	295,322	299,678
Other costs of revenue	245,561	425
Total costs of revenue	3,513,680	3,844,400
General and administrative expenses
Stock-based compensation	985,550	-
Other general and administrative expenses	1,058,807	646,889
Total general and administrative expenses	2,044,357	646,889
Total costs and expenses	5,558,037	4,491,289

(Loss) income from operations	(1,589,113)	206,098

Other income (expense)
Interest expense	(152,087)	(1,370)
Interest income	100,859	-
Total other income (expense), net	(51,228)	(1,370)

(Loss) income before income taxes	(1,640,342)	204,728

Provision for income taxes	(108,819)	60,608

Net (loss) income	$(1,531,523)	$144,120

	For The Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024

Revenue	$7,780,534	$8,431,284

Costs and expenses
Independent contractor drivers	4,915,762	5,285,891
Insurance	734,227	398,198
Truck maintenance costs	185,498	185,877
Equipment rental	403,190	383,493
Other costs of revenue	588,570	845,887
Total costs of revenue	6,827,247	7,099,346
General and administrative expenses
Stock-based compensation	985,550	-
Other general and administrative expenses	1,963,967	977,944
Total general and administrative expenses	2,949,517	977,944
Total costs and expenses	9,776,764	8,077,290

(Loss) income from operations	(1,996,230)	353,994

Other income (expense)
Interest expense	(252,118)	(2,738)
Interest income	173,192	-
Total other income (expense), net	(78,926)	(2,738)

(Loss) income before income taxes	(2,075,156)	351,256

Provision for income taxes	(15,159)	96,044

Net (loss) income	$(2,059,997)	$255,212

NOTE 14: EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2025, the Company had 1,150,000 options outstanding that could potentially dilute future net income per share. The Company had no potentially dilutive securities for the six months ended June 30, 2024.

NOTE 15: SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 14, 2025 to ensure that this filing includes appropriate disclosures of events both recognized in the condensed consolidated financial statements as of June 30, 2025, and events which occurred subsequent to June 30, 2025 but were not recognized in the unaudited condensed consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the unaudited condensed consolidated financial statements, except the events described below.

On July 7, 2025, the Company made a principal repayment for a related party loan of $1 million to Hok C Chan. (See Note 11).

On August 4, 2025, the Company received $200,000 principal payment from Golden for note receivable. (See Note 4).

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

Overview

We are a truckload services and solutions provider focused on the recycling export supply chain. We have become a key player in the New Jersey and Pennsylvania regional trucking market for waste paper. In addition to waste paper, our portfolio also includes the shipment of scrap metal and wooden logs from large waste companies, recycling centers and commodity traders to the ports of Newark, NJ, and Philadelphia, PA. Additionally, we are rapidly expanding in the import vertical of drayage trucking as a final mile provider. This strategic expansion allows for double usage of each container—handling inbound freight via import orders and reusing containers for outbound freight via export orders—thereby generating revenue in both directions per move without requiring doubling our fleet. To support this strategy, we have upgraded our chassis, purchasing brand new adjustable 20’/40’ models to add versatility to handle any standard-size container without requiring a swap.

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

Recent Developments

We have expanded our operations by securing additional clients, introducing new service offerings, growing partnerships with existing clients and entering new geographic markets since early 2025:

●	Import Drayage Expansion: Secured a new partnership with a New Jersey freight broker, managing 200+ monthly import loads with potential fourfold growth, improving operational efficiency, which is expected to generate over $2.1 million in additional revenue in 2025.

●	Latin America Market Expansion: Executed an memorandum of understanding with the Chancay, Peru municipality to continue to explore logistics and recycling infrastructure improvements led by the rapidly developing Port of Chancay. Once all phases of development of this port are complete, the container volume generated for us at this port is expected to outpace and exceed the total volume from all 3 major U.S. ports—Long Beach, Los Angeles and New York/New Jersey.

●	Refrigerated Logistics Growth: Launched cold-chain logistics services, managing refrigerated containers at major ports to diversify service offerings, stabilize revenue, and capitalize on a high-growth market.

●	Recycling & Waste Management Expansion: Secured a new partnership with Casella Waste Systems (“Casella”), an industry leader in resource renewal and sustainability, to support Casella’s Springfield, Massachusetts facility; and increased service capacity with existing client Waste Management, adding 1,000 new loads and up to $2 million in additional annual revenue in 2025.

●	Vietnam Freight Operations: Expanded import logistics through a new partnership with a premier Vietnamese freight company, which will optimize fleet utilization and is expected to drive 30% year-over-year revenue growth in 2025.

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

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended June 30, 2025 and 2024, together with the corresponding period-over-period changes.

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Revenue	$3,968,924	$4,697,387	$(728,463)	(16)%

Costs and expenses
Costs of revenue	3,513,680	3,844,400	(330,720)	(9)%
General and administrative	2,044,357	646,889	1,397,468	216%
	5,558,037	4,491,289	1,066,748	24%
(Loss) income from operations	(1,589,113)	206,098	(1,795,211)	(871)%
Total other expense, net	(51,228)	(1,370)	(49,858)	3,639%
Net (loss) income before income taxes	(1,640,342)	204,728	(1,845,070)	(901)%
Provision for (benefit from) income taxes	(108,819)	60,608	(169,427)	(280)%
Net (loss) income	$(1,531,523)	$144,120	$(1,675,643)	(1,163)%

Revenue

Revenue for the three months ended June 30, 2025 and 2024 was $3,968,924 and $4,697,387, respectively, representing a decrease of $728,463 or 16%. The revenue decrease in the second quarter of 2025 was mainly due to a decrease in production, which was compared against the anomalous increase resulting from servicing container recovery following the force majeure caused by the Baltimore bridge collapse in 2024, as well as ship volume interruption due to the global tariffs.

Our revenue consisted of the following during the three months ended June 30, 2025, and 2024:

	2025	2024
Commodity
Paper	$2,082,561	$2,710,019
Import	1,231,751	1,469,671
Metal	467,353	338,727
Log	130,605	85,100
Plastic	56,655	93,870
	$3,968,924	$4,697,387

Waste Paper. Revenue attributable to the transportation of waste paper fell to $2,082,561in the three months ended June 30, 2025, a 23.2% change from $2,710,019 in the prior-year period. The variance was principally influenced by (i) a lower volume of outbound loads originating from recycling plants, driven by a shift in domestic mill demand to fulfill the increased containerboard recycling capacity.

Import. Import-related revenue dropped to $1,231,751 compared with $1,469,671 in the three-month period ended June 30, 2024, representing a 16.2% change. The decrease was primarily attributable to a reduction in production, which was compared against the anomalous increase resulting from servicing container recovery following the force majeure caused by the Baltimore bridge collapse in 2024. Despite the decrease, the Company continued to service high volumes of import containers organically and shipping volume into the Port of New York/New Jersey was experiencing record volume from importers aiming to beat tariffs on their good during the three months ended June 30, 2025.

Metal. Revenue derived from the movement of ferrous and non-ferrous scrap metals grew to $467,353, as compared to $338,727 in the prior-year quarter, a period-over-period increase of 38.0%. The swing largely reflects growth in the volume our scrap metal customers produced in the second quarter. The tariffs imposed on imported non-ferrous metals along with metal recycling mills being full of inventory have helped keep non-ferrous and scrap metal exports strong.

Log. Log-hauling revenue totaled $130,605, up 53.5% from $85,100 in the three months ended June 30, 2024. China’s suspension of processing hardwood lumber in March 2025 led to a decrease in log exports compared to the same period last year. However, rerouting to Vietnam resulted in a 90% surge in demand.

Plastic. Revenue from the plastic commodity vertical reached $56,655, a period-over-period decrease of 40.0% compared with $93,870 in the prior-year quarter. This decrease is led by a decrease in US plastics exports to China caused by tariff negotiations.

Cost and expenses

Costs of revenue Our cost of revenue includes all directly related costs to deliver our services, which includes independent contractor drivers, insurance, truck maintenance costs, equipment rental and other directly related costs. Our costs of revenue for the three months ended June 30, 2025 and 2024 was $3,513,680 and $3,844,400, respectively, representing a decrease of 9%. Such decrease was in line with our decreased revenue.

Gross profit As a result of the foregoing, our gross profit decreased by $397,743 or 47% to $455,244 for the three months ended June 30, 2025 from $852,987 for the three months ended June 30, 2024. As a percentage of revenue, gross profit decreased to 11% for the three months ended June 30, 2025, as compared to 18% for the three months ended June 30, 2024.

General and administrative expenses Our general and administrative expenses consist primarily of automobile, office, insurance, payroll and rent expenses. Our general and administrative expenses increased by $1,397,468 or 216% to $2,044,357 for the three months ended June 30, 2025 from $646,889 for the three months ended June 30, 2024. This change primarily results from an increase in professional fees from going public, travel expenses related to business development and depreciation expense, as well as the recognition of stock-based compensation in the amount of $985,550, see condensed unaudited financial statements Note 9 for details.

Income tax expense

We recorded a provision for income benefits of $(108,819) for the three months ended June 30, 2025, as compared to $60,608 for the three months ended June 30, 2024, a decrease of $(169,427) or 280%. The decrease in the income tax expense mainly resulted from a net loss for the three months ended June 30, 2025.

Net (loss) income

Net (loss) income for the three months ended June 30, 2025 and 2024 was $(1,531,523) and $144,120, respectively. The change of net income was primarily due to the increase in general and administrative expenses, which included approximately $1 million of stock-based compensation recognized during the second quarter of 2025.

Comparison of Six Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations during the six months ended June 30, 2025 and 2024, together with the corresponding period-over-period changes.

	Six Months Ended June 30:		Increase (Decrease)
	2025	2024	$	%
Revenue	$7,780,534	$8,431,284	$(650,750)	(8)%

Costs and expenses
Costs of revenue	6,827,247	7,099,346	(272,099)	(4)%
General and administrative	2,949,517	977,944	1,971,573	202%
	9,776,764	8,077,290	1,699,474	174%
(Loss) income from operations	(1,996,230)	353,994	(2,350,224)	(664)%
Other expense	(78,926)	(2,738)	(76,188)	2,783%
Net (loss) income before income taxes	(2,075,156)	351,256	(2,426,412)	(691)%
Provision for (benefit from) income taxes	(15,159)	96,044	(111,203)	(118)%
Net (loss) income	$(2,059,997)	$255,212	$(2,315,209)	(907)%

Revenue

Revenue for the six months ended June 30, 2025 and 2024 was $7,780,534 and $8,431,284, respectively, representing a decrease of $650,750 or 8%. The revenue decrease in 2025 was mainly due to a decrease in the second quarter production that was compared against the anomalous increase resulting from servicing container recovery following the force majeure caused by the Baltimore bridge collapse in 2024, as well as ship volume interruption due to the global tariffs. We received a significant increase in the number of orders in both scrap metal and imports in alignment with the increased revenue in these commodities.

Our revenue consisted of the following during the six months ended June 30, 2025, and 2024:

	2025	2024
Commodity
Paper	$4,670,576	$5,458,838
Import	2,102,465	2,082,343
Metal	680,996	549,945
Log	214,053	161,325
Plastic	112,445	178,833
	$7,780,534	$8,431,284

Waste Paper. Waste Paper revenue for the six months ended June 30, 2025 totaled $4,670,576, a 14.4% decrease from the $5,584,838 recognized in the prior period. The year-over-year variance primarily reflects a lower volume of outbound loads originating from recycling plants attributable to steady demand from domestic recyclers as well as trade interruptions due to US tariffs causing a decrease in export volumes to Southeast Asia.

Import. Import revenue, which comprises drayage and inland transit of containerized freight arriving at New York/New Jersey, Philadelphia, and Baltimore Ports, amounted to $2,102,465, reflecting a 1.0% increase as compared to $2,082,343 in the prior-year period. The Baltimore Bridge collapse and increased order volume due to the force majeure were the reason for a surge of import orders in 2024. However, containerized import freight volumes have been stronger into the North East ports in 2025 due to shifting retailer inventory strategies and higher inbound ship flow for importers to beat impact of US tariffs, resulting in an increase in the load count in 2025.

Metal. Scrap metal revenue reached $680,996 in the six months ended June 30, 2025, a 23.8% increase from $549,945 in the prior period. The variance was principally driven by a resurgence in scrap generation and recycling activity, which translated into higher demand for outbound scrap metal movements.

Log. Log revenue totaled $214,053, representing a 32.7% increase relative to $161,325 in the prior-year period. Though the Company is showing consistent strength, the softness in log export volume stemmed from a suspension of Chinese production of US lumber that went into effect in March 2025. Volumes may hold consistent as log exporters increase their near-term shipments in response to the “New York Deforestation Act” currently Bill A8673, which will limit deforestation in the localized area if passed.

Plastic. Plastic revenue was $112,445 for the six months ended June 30, 2025, a 37.1% decrease compared with $178,833 in the prior-year period. The decline in resin production during refinery turnaround season reduced outbound shipment counts early in the year, compounded by a decrease in demand for exported recycled plastic to China. The Company continues to service this vertical, but, due to the volatility, focuses on more stabilized commodities.

Management believes the first-half results demonstrate our ability to leverage specialized equipment, disciplined pricing, and data-driven network optimization to navigate dynamic demand conditions across diverse commodity sectors. While customer order patterns in the back half of the year will continue to be influenced by macroeconomic trends, we remain focused on driving profitable revenue growth through strategic fleet investments, targeted lane expansions, and continuous service enhancements.

Cost and expenses

Costs of revenue Our cost of revenue includes all directly related costs to deliver our services, which includes independent contractor drivers, insurance, truck maintenance costs, equipment rental and other directly related costs. Our costs of revenue for the six months ended June 30, 2025 and 2024 was $6,827,247 and $7,099,346, respectively, representing a decrease of 4%. Such decrease was in line with our decreased revenue.

Gross profit As a result of the foregoing, our gross profit decreased by $378,651 to $953,287 for the six months ended June 30, 2025 from $1,331,938 for the six months ended June 30, 2024. As a percentage of revenue, gross profit remained consistent from 12% for the six months ended June 30, 2025, as compared to 16% for the six months ended June 30, 2024.

General and administrative expenses Our general and administrative expenses consist primarily of automobile, office, insurance, payroll and rent expenses. Our general and administrative expenses increased by $1,971,573 or 202% to $2,949,517 for the six months ended June 30, 2025 from $977,944 for the six months ended June 30, 2024. This change primarily results from an increase in professional fees from going public, travel expenses related to business development and depreciation expense, as well as the recognition of stock-based compensation in the amount of $985,550.

Income tax expense

We recorded a provision for income benefits of $(15,159) for the six months ended June 30, 2025, as compared to $96,044 for the six months ended June 30, 2024, a decrease of $111,203 or 118%. The decrease in the income tax expense mainly resulted from a net loss for the six months ended June 30, 2025.

Net (loss) income

Net (loss) income for the six months ended June 30, 2025 and 2024 was $(2,059,997) and $255,212, respectively. The change of net income was primarily due to the increase in general and administrative expenses.

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

The NLC information has been prepared by, and is the responsibility of, the Company’s management. Such information has not been audited, reviewed, examined, compiled or applied agreed-upon procedures by our auditor.

The table below shows both the total NLCs and a breakdown of NLCs by commodity type during the six months ended June 30, 2025 and 2024. Our revenue generation directly corresponds to NLC but is also impacted by the rates charged to customers.

	Six months ended June 30, 2025		Six months ended June 30, 2024
	Number of Loads Completed	Percentage in Total NLC	Number of Loads Completed	Percentage in Total NLC
Waste Paper	6,915	63.8%	8,192	71.1%
Waste Metal	809	7.5%	575	5.0%
Forestry	191	1.8%	153	1.3%
Import	2,775	25.6%	2,352	20.4%
Plastic	146	1.3%	245	2.1%
Total	10,836	100%	11,517	100%

For the six months ended June 30, 2025, the NLC for Waste Paper declined by 1,277, or 15.6%, to 6,915, from 8,192 for the six months ended June 30, 2024. The decrease was primarily attributed to an industry-wide decrease in scrap paper export volume with domestic demand still rising from US paper mills.

For the six months ended June 30, 2025, the NLC for Waste Metal increased by 234 or 40.7%, to 809, from 575 for the six months ended June 30, 2024. The increase was due to consistent orders from metal clients acquired in 2024 in the waste metal space and domestic aluminum mills being full prompting an increase in the export of non-ferrous metals.

For the six months ended June 30, 2025, the NLC for Forestry increased by 38, or 24.8%, to 191, from 153 for the six months ended June 30, 2024. The increase primarily reflected a push by log exported to beat limitations on the volume of trees deforested for logging in the New York state we service and a suspension of production on US lumber by China in March of 2025 that was rerouted to Vietnam at a higher demand.

For the six months ended June 30, 2025, the NLC for Import increased by 423, or 18.0%, to 2,775, from 2,352 for the six months ended June 30, 2024. The increase was due to an increased consistent work from new import customers and a surge in ship volume to the ports the Company services in an effort for importers to beat tariffs. The Company continues to grow it’s import customer strategy.

For the six months ended June 30, 2025, the NLC for Plastic decreased by 99, or 40.4%, to 146, from 245 for the six months ended June 30, 2024. The decrease was due to industry-wide decreases in exports for plastics.

For the six months ended June 30, 2025, the total NLC decreased by 681, or 5.9%, to 10,836, from 11,517 for the six months ended June 30, 2024. Despite a strong second quarter in 2024 due to an increase in demand for transporting distressed containers from Baltimore Bridge Collapse, the Company has shown strength and less volatility for the first six months of 2025. This is led by growth in the targeted import vertical enabling the Company to be more efficient in its ability to provide a double usage of a single container via import and export.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had cash of $1,487,357 and $557,619, respectively. To date, we have financed our operations primarily through revenue generated from operations as well as our proceeds received from our IPO in January 2025.

During the six months ended June 30, 2025, we had a net loss of $2,059,997 and net cash used in operations of $1,139,576, which resulted primarily from an increase in professional fees resulting from our IPO, stock-based compensation expense, as well as increased current income tax expense from prior years liabilities. We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations for at least the next 12 months, including our anticipated costs associated with becoming a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional loans. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024
Net cash used in operating activities	$(1,139,576)	$(176,876)
Net cash used in investing activities	(6,712,944)	(118,777)
Net cash provided by (used in) financing activities	8,782,257	(137,218)
Net increase (decrease) in cash	929,738	(432,871)
Cash at beginning of period	557,619	1,455,976
Cash at end of period	$1,487,357	$1,023,105

Operating Activities

Operating activities used net cash of $1,139,576 during the six months ended June 30, 2025, and used $176,876 during the six months ended June 30, 2024. Cash used in operating activities increased by approximately $962,700 primarily due to a in net loss of $2,059,997, increase in amortization of ROU of $35,956, increase in depreciation of $200,798, stock-based compensation of $985,550, increase in amortization of $134,436, deferred taxes of $243,244, and an overall decrease of $239,012 from the change in operating assets and liabilities, for the six months ended June 30, 2025 in comparison of the six months ended June 30, 2024.

Investing Activities

Investing activities used net cash of $6,712,944 during the six months ended June 30, 2025, and ($118,777) during the six months ended June 30, 2024. Cash used in investing activities increased by $6,594,167 from the corresponding period of the prior year. The change is mainly due to $1,012,944 from the purchases of property and equipment and $5,700,000 from the issuance of notes receivable.

Financing Activities

Financing activities provided net cash of $8,782,257 during the six months ended June 30, 2025, and used $137,218 during the six months ended June 30, 2024. Cash from financing activities increased by $8,919,475. The change is primally due to $8,459,232 received from the issuance of common stock and $328,500 from proceeds of loans payable and net off repayments of $5,457. The June 30, 2024 amount is due to $137,218 paid for deferred offering costs.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of June 30, 2025 and as for the 12 months thereafter:

Contractual Obligations	As of June 30, 2025	For the year ended June 30, 2026
Operating lease obligations	$505,892	$215,887

Total Contractual Obligations	$505,892	$215,887

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

Accounts Receivable, Net

Accounts receivable represent revenue earned for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company adopt the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. The Company estimates the allowance for credit loss based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At June 30, 2025, and December 31, 2024, the Company recorded an allowance for credit losses accounts in the amount of $123,371. The balance of accounts receivable, net as of June 30, 2025 and December 31, 2024 amounted to $1,048,533 and $1,203,001, respectively.

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

The Company evaluates uncertain income tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. The Company was not required to recognize any amounts from uncertain tax positions for the six months ended June 30, 2025 and 2024. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as other factors. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth in Note 8 “Commitments and Contingencies” to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Other than as previously disclosed in current reports on Form 8-K, there were no unregistered sales of equity securities during the period covered by this report.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408 of Regulation S-K, during the fiscal quarter ended June 30, 2025.

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

Date: August 14, 2025	Toppoint Holdings Inc.

/s/ Hok C Chan
	Name:	Hok C Chan
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ John Feliciano III
	Name:	John Feliciano III
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)