Form 10-Q
period 2025-09-30
Toppoint Holdings Inc.
filed 2025-11-14
CIK 1960847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

As of November 12, 2025, there were 19,400,000 shares of the registrant’s common stock outstanding.

TOPPOINT HOLDINGS INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TOPPOINT HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOPPOINT HOLDINGS INC.

Condensed Consolidated Balance Sheets

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Current Assets
Cash	$463,352	$557,619
Accounts receivable, net	1,512,449	1,203,001
Contract assets	159,038	88,153
Deferred offering costs	-	398,512
Prepaid expenses and other current assets	286,752	-
Total Current Assets	2,421,591	2,247,285
Other Assets
Property and equipment, net	1,837,419	1,191,572
Intangible asset, net	537,742	739,396
Note receivable	5,250,000	-
Right-of-use asset, net	512,442	675,561
Right-of-use asset, net– related party	89,870	82,098
Security deposit	61,000	50,000
Total Assets	$10,710,064	$4,985,912
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$563,225	$402,552
Income taxes payable	-	142,093
Loans payable, current maturities	59,336	3,147
Related party loan	84,487	1,100,000
Lease liability, current maturities	163,086	130,552
Lease liability, current maturities – related party	68,033	-
Total Current Liabilities	938,167	1,778,344
Loans payable, net of current maturities	400,073	146,753
Lease liability, net of current maturities	192,997	331,833
Lease liability, net of current maturities – related party	16,336	-
Deferred tax liability	-	187,108
Total Liabilities	1,547,573	2,444,038

Shareholders’ Equity
Preferred stock, $0.0001 par value, 50,000,000 authorized, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 19,400,000 and 15,000,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,940	1,500
Additional paid-in capital	12,966,580	139,750
(Accumulated Deficit) Retained earnings	(3,806,029)	2,400,624
Total Shareholders’ Equity	9,162,491	2,541,874
Total Liabilities and Shareholders’ Equity	$10,710,064	$4,985,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Unaudited Condensed Consolidated Statements of Operations

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$4,494,932	$3,736,672	$12,275,466	$12,167,956

Costs and expenses
Costs of revenue	3,124,049	3,279,109	9,951,296	10,378,455
General and administrative expenses	5,600,635	892,709	8,550,152	1,870,654
Total costs and expenses	8,724,684	4,171,818	18,501,448	12,249,109

Loss from operations	(4,229,752)	(435,146)	(6,225,982)	(81,153)

Other (expense) income
Interest expense	(31,817)	(56,685)	(283,935)	(59,426)
Interest income	114,912	-	288,105	-
Other income	-	464,447	-	464,447
Total other income, net	83,095	407,762	4,170	405,021

(Loss) income before income taxes	(4,146,657)	(27,384)	(6,221,812)	323,868

Provision for (benefit from) income taxes:
Current	-	(39,908)	171,949	-
Deferred	-	40,046	(187,108)	96,182
	-	138	(15,159)	96,182

Net (loss) income	$(4,146,657)	$(27,522)	$(6,206,653)	$227,686

Basic and diluted net (loss) income per share attributed to common stockholders	$(0.23)	$(0.00)	$(0.36)	$0.02
Weighted Average Number of Shares Outstanding - Basic and Diluted	17,826,882	15,000,000	17,428,205	15,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – June 30, 2025	17,500,000	$1,750	$9,185,770	$340,627	$9,528,147
Stock-based compensation	1,900,000	190	3,780,810	-	3,781,000
Net loss for the period	-	-	-	(4,146,657)	(4,146,657)
Balance – September 30, 2025	19,400,000	$1,940	$12,966,580	$(3,806,029)	$9,162,491

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – December 31, 2024	15,000,000	$1,500	$139,750	$2,400,624	$2,541,874
Issuance of Common Stock	2,500,000	250	8,060,470	-	8,060,720
Stock-based compensation	1,900,000	190	4,766,360	-	4,766,550
Net loss for the period	-	-	-	(6,206,653)	(6,206,653)
Balance – September 30, 2025	19,400,000	$1,940	$12,966,580	$(3,806,029)	$9,162,491

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – June 30, 2024	15,000,000	$1,500	$139,750	$2,480,961	$2,622,211
Net loss for the period	-	-	-	(27,522)	(27,522)
Balance – September 30, 2024	15,000,000	$1,500	$139,750	$2,453,439	$2,594,689

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2023	15,000,000	$1,500	$139,750	$2,225,753	$2,367,003
Net income for the period	-	-	-	227,686	227,686
Balance – September 30, 2024	15,000,000	$1,500	$139,750	$2,453,439	$2,594,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(6,206,653)	$227,686
Adjustments to reconcile from net (loss) income to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	280,065	194,427
Depreciation	367,097	46,861
Deferred taxes	(187,108)	96,182
Amortization of intangible assets	201,654	-
Stock-based compensation	4,766,550	-
Changes in operating assets and liabilities
Accounts receivable	(309,448)	(140,240)
Contract assets	(70,885)	(126,963)
Prepaid and other current assets	(286,753)	(65,976)
Security deposit	(11,000)	(50,000)
Accounts payable and accrued expenses	160,671	(222,193)
Income taxes payable	(142,093)	(240,000)
Deferred revenue	-	(460,192)
Lease payable	(146,648)	(72,415)
Net cash used in operating activities	(1,584,551)	(812,823)

Cash flows from investing activities:
Note receivable	(5,250,000)	-
Purchase of intangible assets	-	(3,000)
Advances to stockholder	-	207,016
Purchases of property and equipment	(1,012,944)	(39,355)
Net cash (used in) provided by investing activities	(6,262,944)	164,661

Cash flows from financing activities:
Deferred offering costs	-	(182,128)
Proceeds from note payable	328,500	600,000
Repayments of note payable	(1,034,504)	-
Issuance of common stock, net of issuance cost	8,459,232	-
Net cash provided by financing activities	7,753,228	417,872

Net decrease in cash	(94,267)	(230,290)
Cash, beginning of period	557,619	1,455,976
Cash, end of period	$463,352	$1,225,686

Supplemental disclosure of cash flow information:
Cash paid during the period for:	-	-
Interest	$8,302	$4,107
Income taxes	$314,042	$240,000

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

The Company is a truckload services and solutions provider focused on the recycling export supply chain. The Company has become a key player in the New Jersey and Pennsylvania regional trucking market for waste paper. In addition to waste paper, the Company’s portfolio also includes the shipment of scrap metal and wooden logs from large waste companies, recycling centers and commodity traders and importers to the ports of Newark, NJ, Philadelphia, PA and Baltimore, MD

Basis of Presentation and Principals of Consolidation

The accompanying unaudited condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2024 and 2023 included in the Company’s Annual Report on Form 10-K , as filed with the Securities and Exchange Commission on April 15, 2025. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Toppoint, Inc. All intercompany balances and transactions are eliminated in consolidation.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets. Equipment is depreciated over its useful life of five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service.  The Company evaluates property and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. As of September 30, 2025, and December 31, 2024, the Company’s property and equipment balance consisted of leasehold improvements and equipment.

Intangible Assets

Intangible assets consist of internally developed software in the amount of $806,614 as of September 30, 2025, and December 31, 2024. The software has been placed into service as of December 31, 2024. Accumulated amortization amounted to $268,872 as of September 30, 2025. The software is being developed to utilize AI based technology and synch with custom software designed specifically for the Company’s needs in the export drayage vertical. The software offers a variety of features and benefits that allow AI to scale and automate business operations. The Company evaluated intangible assets for impairment as of September 30, 2025 and December 31, 2024 and determined that there are no impairment losses.

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

The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss  was recorded for the nine months ended September 30, 2025 and 2024.

Deferred Offering Costs

Deferred offering costs represents specific incremental costs incurred by the Company directly attributable to a proposed offering of securities. These amounts have been deferred and will be charged against the gross proceeds of the offering. These offering costs include fees paid to underwriters, attorneys, accountants as well as printers and other third parties directly related to the offering. Costs such as management salaries or other general administrative expenses that are not incremental to the offering are not included in the deferred costs. Deferred offering costs amounted to $398,512 as of December 31, 2024. Such amounts have been charged against the gross proceeds from the offering during the nine months ended September 30, 2025.

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

Disaggregation of Revenue

The Company’s revenue is principally derived from providing truckload services focused on the recycling export supply chain. The Company disaggregates their revenue by the type of commodity, as shown below for the three months ended September 30, 2025 and 2024.

	2025	2024
Commodity
Paper	$2,068,333	$2,537,865
Import	1,576,960	734,691
Metal	716,097	331,681
Log	94,217	62,740
Plastic	39,325	69,695
	$4,494,932	$3,736,672

The Company disaggregates their revenue by the type of commodity, as shown below for the nine months ended September 30, 2025 and 2024.

	2025	2024
Commodity
Paper	$6,738,908	$7,996,703
Import	3,679,425	2,817,034
Metal	1,397,093	881,626
Log	308,270	224,065
Plastic	151,770	248,528
	$12,275,466	$12,167,956

Accounts Receivable, net and Contract Assets

Accounts receivable represent revenue earned for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company adopt the current expected credit loss model (“CECL mode l”) to estimate the expected credit losses, which is determined by multiplying the probability of default. The Company estimates the allowance for credit loss based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At September 30, 2025, and December 31, 2024, the Company recorded an allowance for credit losses accounts in the amount of $123,371. The balance of accounts receivable, net as of September 30, 2025 and December 31, 2024 amounted to $1,512,499 and $1,203,001, respectively.

Contract assets include unbilled amounts from services which have been provided and revenue recognized. Contract asset balances amounted to $159,038 and $88,153 as of September 30, 2025, and December 31, 2024, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalent, accounts receivable, inventories, prepaid expenses and other current assets, short-term loan payable, accounts payable, accrued expenses and other current liabilities and deferred revenue approximate the fair value of the respective assets and liabilities as of September 30, 2025 and December 31, 2024 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of long-term loan approximates its fair value at September 30, 2025 and December 30, 2024 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

The Company evaluates uncertain income tax positions taken or expected to be taken in a tax return for recognition in its unaudited condensed consolidated financial statements. The Company was not required to recognize any amounts from uncertain tax positions for the nine months ended September 30, 2025 and 2024. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as other factors. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income, amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements. The Company is currently assessing the impact of the OBBBA and an estimate of the impact on the Company’s consolidated financial statements is not yet available.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings (loss) per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2025 and 2024, the Company had no potentially dilutive securities.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company has adopted this guidance as of January 1, 2025, and it did not have a material impact on its unaudited condensed consolidated financial statements.

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

NOTE 3: LIQUIDITY

The Company incurred a net loss of $4,146,657 and $6,206,653 for the three and nine months ended September 30, 2025, respectively. Included in the net loss was non-cash stock compensation expense of $3,781,000 and $4,766,550 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the Company had cash balance of $463,352 and working capital of $1,528,264. The Company had cash outflow of $1,584,551 used in operating activities and $6,262,944 used in investing activities for the nine months ended September 30, 2025.   The Company has historically funded its working capital needs primarily from operations. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. The Company believes that its cash on hand and operating cash flows will be sufficient to fund its operations over at least the next 12 months from the date of issuance of these unaudited condensed financial statements. However, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments and may also need additional cash resources in the future. The Company is in the process of discussing working capital and financing through various lenders and financial institutions.

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

The Golden loan receivable was amended on April 7, 2025, to amend the payment terms and interest as follows: payments to be made are a minimum of $1,000,000 by January 2026, $2,000,000 by January 2027 and $3,000,000 by January 2028 plus accrued interest at an annual rate of 7%. During the three and nine months ended September 30, 2025, the Company recognized interest income in the amount of $99,400 and $272,592 respectively.  During the three months ended September 30, 2025, the Company received total principal repayments of $450,000 from Golden.

NOTE 5: PROPERTY AND EQUIPMENT, NET AND INTANGIBLE ASSETS

Property and equipment, net, consist of the following:

	September 30, 2025 (unaudited)	December 31, 2024	Useful Life

Leasehold improvements	$150,973	$150,973	Life of lease (33 months)
Equipment*	2,204,471	1,191,528	3-5 years
Less: accumulated depreciation	(518,025)	(150,929)
Property and Equipment, net	$1,837,419	$1,191,572

●	The equipment was pledged as collateral to guaranty the Company’s borrowing from M&T Bank (see Note 6).

Depreciation expense amounted to $136,391 for the three months ended September 30, 2025 and $16,842 for the three months ended September 30, 2024. Depreciation expense amounted to $367,097 for the nine months ended September 30, 2025 and $46,861 for the nine months ended September 30, 2024.

Intangible assets, net, consist of the following:

	September 30, 2025 (unaudited)	December 31, 2024

Software development	$806,614	$806,614
Less: accumulated amortization	(268,872)	(67,218)
Software development, net	$537,742	$739,396

Amortization expense amounted to $67,218 and $67,218 for the three months September 30, 2025 and 2024, respectively. And amortization expense amounted to $201,654 and $67,218 for the nine months September 30, 2025 and 2024, respectively.

NOTE 6 – LOANS PAYABLE

Loans payable is summarized as follows:

Description	Loan Date	Loan Amount	Interest Rate	Maturity Date	Remaining Principal Balance as of September 30, 2025 (unaudited)	Remaining Principal Balance as of December 31, 2024

Economic Injury Disaster Loan (“EIDL”)*	May 2020	$149,000	3.75%	May 2050	$149,900	$149,900
M&T Term Loan**	May 2025	$328,500	6.09%	May 2030	$309,509	-
Less current maturities					59,336	-
					$400,073	$149,900

*	The EIDL was entered into during May 2020. Interest accrues at 3.75% per annum. Under the original agreement, principal payments were deferred, and the maturity date is May 2050.

**	On May 8, 2025, the Company entered into a term loan with M&T Bank in the amount of $328,500. The loan bears interest at a rate of 6.09% and has monthly payments of principal and interest. The maturity date is May 2030 and is collateralized by the Company’s equipment.

Interest expense on loans payable amounted to $7,815 and $1,368 for the three months ended September 30, 2025 and 2024, respectively. Interest expense on loans payable amounted to $10,316 and $4,106 for the nine months ended September 30, 2025 and 2024, respectively.

At September 30, 2025, combined scheduled maturities of the outstanding debt are as follows:

For the Periods Endings:
2025 (remaining)	$14,498
2026	63,391
2027	67,164
2028	71,173
2029	75,434
Thereafter	167,749
$459,409

NOTE 7 – LEASES

The Company leases an office and automobiles under non-cancelable operating lease agreements. The leases have remaining lease terms ranging from three to five years.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location	September 30, 2025 (unaudited)	December 31, 2024

Operating Leases
Right-of-use assets, net	$512,442	$675,561
Right-of-use assets – related party, net	89,870	82,098

Lease liability, current maturities	(163,086)	(130,552)
Lease liability, current maturities – related party	(68,033)	-

Lease liability, net of current maturities	(192,997)	(331,833)
Lease liability, net of current maturities – related party	(16,336)	-
Total operating lease liabilities	$(440,453)	$(462,385)

Weighted Average Remaining Lease Term
Operating leases	1.80 years	2.68 years
Weighted Average Discount Rate
Operating leases	13%	25%

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Period Ending September 30,	Operating
2025 (remaining)	$76,506
2026	306,018
2027	165,512
Total lease payments	548,036
Less: Imputed interest	103,954
Present value of lease liabilities	$440,453

Total lease expense for leases accounted for under ASC 842 amounted to $118,549 and $102,050 for the three months ended September 30, 2025 and 2024, respectively.  Total lease expense for leases accounted for under ASC 842 amounted to $344,648 and $306,148 for the nine months ended September 30, 2025 and 2024, respectively.

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

(1)	Trend Intermodal Chassis Leasing LLC (“Trend”) filed a lawsuit against Toppoint Inc. in the Superior Court of New Jersey on August 16, 2024, alleging breach of contract under a Master Equipment Lease Agreement and Lease for intermodal chassis and GPS units. Trend claimed that Toppoint failed to make timely rental payments and return the leased equipment, despite repeated demands. Trend sought at least $124,500 in damages, plus interest and attorneys’ fees. On April 3, 2025, Trend and Toppoint entered into a Settlement Agreement to resolve the lawsuit. Toppoint agreed to a consent judgment of $222,540 but would only face enforcement if it failed to make scheduled payments totaling $150,000 and return all leased chassis and GPS units by April 11, 2025. Toppoint made an initial $30,000 payment and six monthly payments of $20,000. For any equipment not returned by the deadline, Toppoint would pay $15,000 per chassis and $500 per GPS unit. As of September 30, 2025, Toppoint has fulfilled all agreed upon terms and $150,000 has been paid by the Company and no liability is outstanding.

(2)	On January 12, 2024, two drivers, Rainey Mejia Rodriguez and Frank Santana Rodriguez (the “plaintiffs”), filed a class action lawsuit against Toppoint Inc, and certain other parties, including Hok C. Chan, in the Superior Court of New Jersey, Essex County, alleging misclassification of truck drivers as independent contractors rather than employees. The plaintiffs seek to represent a class of similarly situated individuals who provided services in New Jersey from January 2018 through the date of the complaint. The complaint asserted violations of the New Jersey Wage Payment Law and the New Jersey Wage and Hour Law, including claims of unlawful wage deductions and failure to pay overtime. The plaintiffs sought compensatory damages, treble and/or liquidated damages, attorneys’ fees, and injunctive relief, without specifying a dollar amount of damages. On July 27, 2024, August 26, 2024, and November 22, 2024, the Court issued multiple orders dismissing the case for lack of prosecution. Upon a motion to reinstate the case filed on January 15, 2025 by the plaintiffs, the Court reinstated the case on January 31, 2025. On May 1, 2025, Toppoint Inc filed a motion to dismiss the amended complaint, and a motion hearing was held on July 3, 2025. On June 6, 2025, the court dismissed the case without prejudice against Mr. Hok C. Chan for lack of prosecution. The Company believes the claims are without merit and intend to continue to vigorously defend against them. The Company does not believe there is a probable and estimable loss as of September 30, 2025.

NOTE 9: STOCKHOLDERS’ EQUITY

At September 30, 2025, the Company had 300,000,000 shares of common stock authorized with a par value of $0.0001, and 50,000,000 shares of preferred stock authorized with a par value of $0.0001.

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

Warrant activity for the nine months ended September 30, 2025 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2025	—	$—	—	—
Granted	125,000			—
Expired	—
Exercised	—
Outstanding and exercisable – September 30, 2025	125,000	$4.31	2.6	$—

Equity Incentive Plan

On October 1, 2022, the Company established the 2022 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 2,250,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. Awards that may be granted include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. As of September 30, 2025, 50,000 units remain available  for issuance under the Plan.

On May 21, 2025, the Company granted 1,150,000 options to its Chief Financial Officer (“CFO Options”). Upon grant date, the options are fully vested and have an expiration date of May 20, 2035. The exercise price of the options are $0.857 and the fair value upon grant date amounted to $985,550.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

On September 25, 2025, the Company entered into a Cancellation Agreement with its Chief Financial Officer whereas the CFO Options were cancelled and no options remain exercisable or outstanding. No additional compensation was recognized and thus the Company did not reverse the previously recognized expense.

The following table summarizes stock-based option activities and changes during the nine months ended September 30, 2025 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	—	$—	$—	—	—
Granted	1,150,000	0.86	1.56	—	—
Exercised	—	—	—	—	—
Cancelled	(1,150,000)	—	—	—	—
Outstanding – September 30, 2025	—	$—	$—	—	—

On September 15, 2025, the Company formally granted 2,200,000 shares of restricted stock to consultants. These shares were granted under the 2022 Equity Incentive Plan. 1,900,000 of such shares vest immediately (“Vested Shares”) and the balance vest upon events as defined in the underlying agreements. The remaining shares of 300,000 have not vested as of September 30, 2025. The total fair value of the granted shares amounted to $4,378,000 of which the Company has recognized an expense of $3,781,000 during the nine months ended September 30, 2025.

NOTE 10: CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2025. The Company’s bank balances exceeded FDIC insured amounts at times during the periods ending September 30, 2025 and December 31, 2024.

During the three months September 30, 2025, two customers accounted for approximately 23.4% of the Company’s total revenue. During nine months ended September 30, 2025, four customers accounted for approximately 57.6% of the Company’s total revenue. During the three months ended September 30, 2024 one customers accounted for approximately 10.8% of the Company’s total revenue. During the nine months ended September 30, 2024, three customers accounted for approximately 54.8% of the Company’s total revenue.

NOTE 11: RELATED PARTY TRANSACTIONS

As disclosed in Note 7, the Company leases office spaces from related parties. As of September 30, 2025, right-of use assets -related party balance was $89,870, lease liability -current -related party balance was $68,033 and lease liability -noncurrent -related party balance was $16,336. Rent expense for these leases amounted to $41,500 and $25,000 for the three months ended September 30, 2025 and 2024, respectively. Rent expense for these leases amounted to $113,500 and $75,000 for the nine months ended September 30, 2025 and 2024, respectively.

The Company prepaid $300,000 to the related party for the entire amount of lease payments due during the year ended December 31, 2022 for one office space.

For the nine months ended September 30, 2025, the Company paid our Chief Financial Officer $321,606 for settlement of accounts payable. For the nine months ended September 30, 2024, the Company paid our Chief Financial Officer $1,489,907 of which $1,353,477 was for settlement of accounts payable and $136,429  was for a fee earned.

For the three months ended September 30, 2025 and 2024, the Company paid $75,000 and $240,600, respectively. For the nine months ended September 30, 2025 and 2024, the Company paid $393,535 and $399,000, respectively, a related party (family member of the Chief Executive Officer) for various services related to the dispatch of our independent truck drivers. Additionally, during the nine months ended September 30, 2025, the Company purchased $650,000 of truck chassis from such related party.

For the three months ended September 30, 2025 and 2024, the Company paid $75,000 and $240,600, respectively. For the nine months ended September 30, 2025 and 2024, the Company paid $393,535 and $399,000, respectively, a related party (family member of the Chief Executive Officer) for various services related to the dispatch of our independent truck drivers. Additionally, during the nine months ended September 30, 2025, the Company purchased $650,000 of truck chassis from such related party.

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

Interest expense on such amount was $23,954 and $274,821 for the three months and nine months ended September 30, 2025, respectively, and was accrued and included in accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheet.

NOTE 12: INCOME TAXES

The Company’s provision for income taxes consists of the following for the nine months ended September 30, 2025 and 2024:

	2025	2024
Current:
Federal	$171,949	$-
State and local	-	-
Total current	171,949	-

Deferred:
Federal	$(141,815)	$71,874
State and local	(45,293)	24,308
Total deferred	(187,108)	96,182

Income tax provision	$(15,159)	$96,182

A reconciliation of the federal statutory rate of 21% for the nine months ended September 30, 2025 and 2024 to the effective rate for (loss) income from operations before income taxes is as follows:

	2025	2024
Benefit for income taxes at federal statutory rate	21.00%	21.00%
State and local income taxes, net of federal benefit	6.71	7.10
Meals and entertainment	(0.07)	1.06
Fines and penalties	-	0.14
Other and prior-year true up	(27.64)	8.33
Effective income tax rate	-%	37.63%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at September 30, 2025 (unaudited) and December 31, 2024 as follows:

	2025	2024
Net operating loss	$604,326	$211,248
Accounts and contracts receivable	(497,303)	(391,924)
Accounts payable and accrued expenses	149,631	108,076
Depreciation	(32,696)	(32,696)
Stock-based compensation	1,320,673	-
Lease liability	(70,510)	(81,812)
Net deferred tax asset (liability)	1,474,122	(187,108)
Less: valuation allowance	(1,474,122)	-
	$-	$(187,108)

As of September 30, 2025, the Company had a net operating loss carryforward of approximately $2,100,000 for Federal and State tax purposes. The net operating loss will carryforward indefinitely and be available to offset up to 80% of future taxable income each year.

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. The Company recorded a valuation allowance against its net deferred tax asset of $1,474,122 as of September 30, 2025.

The Company’s current portion of its provision for income taxes during the nine months ended September 30, 2025 resulted from a payment for income taxes due with its prior year return.

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

	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024

Revenue	$4,494,932	$3,736,672

Costs and expenses
Independent contractor drivers	2,774,525	2,294,279
Insurance	68,681	318,530
Truck maintenance costs	136,056	288,560
Equipment rental	42,307	208,771
Other costs of revenue	102,479	168,969
Total costs of revenue	3,124,049	3,279,109
General and administrative expenses
Stock-based compensation	3,781,000	-
Other general and administrative expenses	1,819,635	892,709
Total general and administrative expenses	5,600,635	892,709
Total costs and expenses	8,724,684	4,171,818

Loss from operations	(4,229,752)	(435,146)

Other income (expense)
Interest expense	(31,817)	(56,685)
Interest income	114,912	-
Other income	-	464,447
Total other income, net	83,095	407,762

Loss before income taxes	(4,146,657)	(27,384)

Provision for income taxes	-	138

Net loss	$(4,146,657)	$(27,522)

	For The Nine Months Ended September 30, 2025	For The Nine Months Ended September 30, 2024

Revenue	$12,275,466	$12,167,956

Costs and expenses
Independent contractor drivers	7,693,597	7,580,170
Insurance	802,908	716,278
Truck maintenance costs	318,243	474,437
Equipment rental	445,497	592,264
Other costs of revenue	691,049	1,014,856
Total costs of revenue	9,951,296	10,378,455
General and administrative expenses
Stock-based compensation	4,766,550	-
Other general and administrative expenses	3,783,602	1,870,654
Total general and administrative expenses	8,550,152	1,870,654
Total costs and expenses	18,501,448	12,249,109

Loss from operations	(6,225,982)	(81,153)

Other income (expense)
Interest expense	(283,935)	(59,426)
Interest income	288,105	-
Other income	-	464,447
Total other income, net	4,170	405,021

(Loss) income before income taxes	(6,221,812)	323,868

Provision for income taxes	(15,159)	96,182

Net (loss) income	$(6,206,653)	$227,686

NOTE 14: EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2025 and 2024, the Company had no potentially dilutive securities.

NOTE 15: SUBSEQUENT EVENTS

On October 1, 2025, the Company entered into a loan agreement with a third-party lender pursuant to which it borrowed $667,964. The loan bears interest at 12% per annum and is repayable in 24 equal monthly installments of approximately $31,443, beginning November 1, 2025. Upon execution of the agreement, the Company also paid a non-refundable legal and due diligence fee of $50,000. As security for the loan, the Company granted the lender a security interest in forty (40) adjustable and tandem-axle chassis identified by their respective vehicle identification numbers. In the event of default, the lender may accelerate the loan and take possession of the collateral.

The Company evaluated subsequent events through November 14, 2025 to ensure that this filing includes appropriate disclosures of events both recognized in the condensed consolidated financial statements as of September 30, 2025, and events which occurred subsequent to September 30, 2025 but were not recognized in the unaudited condensed consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the unaudited condensed consolidated financial statements, except the events described above.

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

Recent Developments

We have expanded our operations by securing additional clients, introducing new service offerings, growing partnerships with existing clients and entering new geographic markets since early 2025:

●	Import Drayage Expansion: Secured a new partnership with a New Jersey freight broker, managing 200+ monthly import loads with potential fourfold growth, improving operational efficiency, which is expected to generate over $2.1 million in additional revenue in 2025.

●	Latin America Market Expansion: Executed a memorandum of understanding with the Chancay, Peru municipality to continue to explore logistics and recycling infrastructure improvements led by the rapidly developing Port of Chancay. Once all phases of development of this port are complete, the container volume generated for us at this port is expected to outpace and exceed the total volume from all three major U.S. ports—Long Beach, Los Angeles and New York/New Jersey.

●	Refrigerated Logistics Growth: Launched cold-chain logistics services, managing refrigerated containers at major ports to diversify service offerings, stabilize revenue, and capitalize on a high-growth market.

●	Recycling & Waste Management Expansion: Secured a new partnership with Casella Waste Systems (“Casella”), an industry leader in resource renewal and sustainability, to support Casella’s Springfield, Massachusetts facility; and increased service capacity with existing client Waste Management, adding 1,000 new loads and up to $2 million in additional annual revenue in 2025.

●	Vietnam Freight Operations: Expanded import logistics through a new partnership with a premier Vietnamese freight company, which will optimize fleet utilization and is expected to drive 30% year-over-year revenue growth in 2025.

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended September 30, 2025 and 2024, together with the corresponding period-over-period changes.

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Revenue	$4,494,932	$3,736,672	$758,260	20%

Costs and expenses
Costs of revenue	3,124,049	3,279,109	(155,060)	(5)%
General and administrative	5,600,635	892,709	4,707,926	527%
	8,724,684	4,171,818	4,552,866	109%
Loss from operations	(4,229,752)	(435,146)	(3,794,606)	(872)%
Total other income, net	83,095	407,762	(324,666)	(80)%
Net loss before income taxes	(4,146,657)	(27,384)	(4,119,272)	(15,042)%
Provision for (benefit from) income taxes	-	138	(138)	(100)%
Net loss	$(4,146,657)	$(27,522)	$(4,119,134)	(14,966)%

Revenue

Revenue for the three months ended September 30, 2025 and 2024 was $4,494,932 and $3,736,672, respectively, representing an increase of $758,260 or 20.3%. The revenue  increase in the third quarter of 2025 was mainly due to an increase in production in scrap metal and the company’s continued growth into the import vertical allowing for increased efficiency with multi-container usage per order.

Our revenue consisted of the following during the three months ended September 30, 2025, and 2024:

	2025	2024
Commodity
Paper	$2,068,333	$2,537,865
Import	1,576,960	734,691
Metal	716,097	331,681
Log	94,217	62,740
Plastic	39,325	69,695
	$4,494,932	$3,736,672

Waste Paper. Revenue attributable to the transportation of waste paper fell to $2,068,333 for the three months ended September 30, 2025, an 18.5% change from $2,537,865 in the prior-year period. The decrease was principally attributed to a lower volume of outbound loads originating from recycling plants, driven by a shift in domestic mill demand to fulfill the increased containerboard recycling capacity.

Import. Import-related revenue increased to $1,576,960 compared with $734,691 in the three-month period ended September 30, 2024, representing a 114.6% increase. The increase was primarily attributable to an increase in production, which is a result of large import client acquisition and our ability to service with new equipment that is versatile and adjustable to provide double usage to handle more import containers.

Metal. Revenue derived from the movement of ferrous and non-ferrous scrap metals grew to $716,097, as compared to $331,681 in the prior-year quarter, a period-over-period increase of 115.9%. The increase largely reflects growth in the volume our scrap metal customers produced in this year. The tariffs imposed on imported non-ferrous metals along with metal recycling mills being full of inventory have helped keep non-ferrous and scrap metal exports strong.

Log. Log-hauling revenue totaled $94,217, up 50.1% from $62,740 in the three months ended September 30, 2024. China’s suspension of processing hardwood lumber in March 2025 led to a decline in log exports. However, rerouting shipments to Vietnam offset the impact.

Plastic. Revenue from the plastic commodity vertical reached $39,325, a period-over-period decrease of 43.6% compared with $69,695 in the prior-year quarter. This decrease is led by a decrease in US plastics exports to China caused by tariff negotiations.

Cost and expenses

Costs of revenue Our cost of revenue includes all directly related costs to deliver our services, which includes independent contractor drivers, insurance, truck maintenance costs, equipment rental and other directly related costs. Our costs of revenue for the three months ended September 30, 2025 and 2024 were $3,124,049 and $3,279,109, respectively, representing a decrease of 5%.

Gross profit As a result of the foregoing, our gross profit increased by $913,320 or 200% to $1,370,883 for the three months ended September 30, 2025 from $457,563 for the three months ended September 30, 2024. As a percentage of revenue, gross profit margin increased to 30% for the three months ended September 30, 2025, as compared to 12% for the three months ended September 30, 2024.

General and administrative expenses Our general and administrative expenses consist primarily of automobile, office, insurance, payroll and rent expenses. Our general and administrative expenses increased by $4,707,926 or 527% to $5,600,635 for the three months ended September 30, 2025 from $892,709 for the three months ended September 30, 2024. This change primarily results from an increase in professional fees from going public, travel expenses related to business development and depreciation expense, as well as the recognition of stock-based compensation in the amount of $3,781,000 (see condensed unaudited financial statements Note 9 for details).

Income tax expense

We recorded a provision for income benefits of $0 for the three months ended September 30, 2025, as compared to $138 for the three months ended September 30, 2024.

Net loss

Net loss for the three months ended September 30, 2025 and 2024 was $4,146,657 and $27,522, respectively. The increase in net loss was primarily due to the increase in general and administrative expenses, which included approximately $3.78 million of stock-based compensation recognized during the third quarter of 2025.

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations during the nine months ended September 30, 2025 and 2024, together with the corresponding period-over-period changes.

	Nine months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Revenue	$12,275,466	$12,167,956	$107,510	1%

Costs and expenses
Costs of revenue	9,951,296	10,378,455	(427,159)	(4)%
General and administrative	8,550,152	1,870,654	6,679,498	357%
	18,501,448	12,249,109	6,252,341	51%
(Loss) income from operations	(6,225,982)	(81,153)	(6,144,829)	(7,572)%
Other income, net	4,170	405,021	(400,851)	(99)%
Net (loss) income before income taxes	(6,221,812)	323,868	(6,545,680)	(2,021)%
Provision for (benefit from) income taxes	(15,159)	96,182	(111,341)	(116)%
Net (loss) income	$(6,206,653)	$227,686	$(6,434,339)	(2,826)%

Revenue

Revenue for the nine months ended September 30, 2025 and 2024 was $12,275,466 and $12,167,956, respectively, representing an increase of $107,510 or 1%. Revenue increased slightly in the first nine months of 2025, primarily driven by higher volumes in import, metal, and log commodity transport. This growth was partially offset by lower second-quarter production, which was measured against unusually high volumes in the prior-year period associated with container recovery services following the Baltimore bridge collapse in 2024.

Our revenue consisted of the following during the nine months ended September 30, 2025, and 2024:

	2025	2024
Commodity
Paper	$6,738,908	$7,996,703
Import	3,679,425	2,817,034
Metal	1,397,093	881,626
Log	308,270	224,065
Plastic	151,770	248,528
	$12,275,466	$12,167,956

Waste Paper. Waste Paper revenue for the nine months ended September 30, 2025 totaled $6,738,908, a 15.7% decrease from the $7,996,703 recognized in the prior period. The year-over-year variance primarily reflects a lower volume of outbound loads originating from recycling plants attributable to steady demand from domestic recyclers as well as trade interruptions due to US tariffs causing a decrease in export volumes to Southeast Asia.

Import. Import revenue, which comprises drayage and inland transit of containerized freight arriving at New York/New Jersey, Philadelphia, and Baltimore Ports, amounted to $3,679,425, reflecting a 30.6% increase as compared to $2,817,034 in the prior-year period. Strategic import client acquisition paired with a new versatile 20/40 split chassis fleet have allowed the Company to concentrate growth efforts into the import vertical and navigate effectively through port congestion, resulting in the year-over-year growth.

Metal. Scrap metal revenue reached $1,397,093 in the nine months ended September 30, 2025, a 58.5% increase from $881,626 in the prior period. The increase was principally driven by a resurgence in scrap generation and recycling activity, which translated into higher demand for outbound scrap metal movements.

Log. Log revenue totaled $308,270, representing a 37.6% increase relative to $224,065 in the prior-year period. Though the Company is showing consistent strength, the overall softness in log export volume stemmed from a suspension of Chinese production of US lumber that went into effect in March 2025. Volumes may hold consistent as log exporters increase their near-term shipments in response to the “New York Deforestation Act” currently Bill A8673, which will limit deforestation in the localized area if passed.

Plastic. Plastic revenue was $151,770 for the nine months ended September 30, 2025, a 38.9% decrease compared with $248,528 in the prior-year period. The decline in resin production during refinery turnaround season reduced outbound shipment counts early in the year, compounded by a decrease in demand for exported recycled plastic to China. The Company continues to service this vertical, but, due to the volatility, focuses on more stabilized commodities.

Management believes the first-nine months results demonstrate our ability to leverage specialized equipment, disciplined pricing, and data-driven network optimization to navigate dynamic demand conditions across diverse commodity sectors. While customer order patterns in the last quarter of the year will continue to be influenced by macroeconomic trends, we remain focused on driving profitable revenue growth through strategic fleet investments, targeted lane expansions, and continuous service enhancements.

Cost and expenses

Costs of revenue Our cost of revenue includes all directly related costs to deliver our services, which includes independent contractor drivers, insurance, truck maintenance costs, equipment rental and other directly related costs. Our costs of revenue for the nine months ended September 30, 2025 and 2024 was $9,951,296 and $10,378,455, respectively, representing a decrease of 4%. Such decrease was the result of cost savings measures as well due to the Company’s management of its drive labor force to maintain minimum viable activity relative to forecasted volumes in the third quarter of 2025.

Gross profit As a result of the foregoing, our gross profit increased by $534,669 to $2,324,170 for the nine months ended September 30, 2025 from $1,789,501 for the nine months ended September 30, 2024. As a percentage of revenue, gross profit margin increased to 19% for the nine months ended September 30, 2025, from 15% for the nine months ended September 30, 2024.

General and administrative expenses Our general and administrative expenses consist primarily of automobile, office, insurance, payroll and rent expenses. Our general and administrative expenses increased by $6,679,499 or 357% to $8,550,152 for the nine months ended September 30, 2025 from $1,870,653 for the nine months ended September 30, 2024. This change primarily results from an increase in professional fees from going public, travel expenses related to business development and depreciation expense, as well as the recognition of stock-based compensation in the amount of $4,766,550.

Income tax expense

We recorded a provision for income benefits of $(15,159) for the nine months ended September 30, 2025, as compared to $96,182 for the nine months ended September 30, 2024, a decrease of $111,341 or 116%. The decrease in the income tax expense mainly resulted from a net loss for the nine months ended September 30, 2025.

Net (loss) income

Net (loss) income for the nine months ended September 30, 2025 and 2024 was $(6,206,653) and $227,686, respectively. The increase in net loss was primarily due to the increase in general and administrative expenses, including the recognition of stock-based compensation in the amount of $4,766,550 during the nine months ended September 30, 2025.

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

The table below shows both the total NLCs and a breakdown of NLCs by commodity type during the nine months ended September 30, 2025 and 2024. Our revenue generation directly corresponds to NLC but is also impacted by the rates charged to customers.

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
	Number of Loads Completed	Percentage in Total NLC	Number of Loads Completed	Percentage in Total NLC
Waste Paper	9,899	59.4%	12,438	72.7%
Metal	1656	9.9%	949	5.6%
Log	284	1.7%	205	1.2%
Import	4,645	27.9%	3,179	18.6%
Plastic	185	1.1%	343	2.0%
Total	16,669	100%	17,114	100%

For the nine months ended September 30, 2025, the NLC for Waste Paper declined by 2,539, or 20.4%, to 9,899, from 12,438 for the nine months ended September 30, 2024. The decrease was primarily attributed to an industry-wide decrease in scrap paper export volume with domestic demand still rising from US paper mills.

For the nine months ended September 30, 2025, the NLC for Metal increased by 707 or 74.5%, to 1,656, from 949 for the nine months ended September 30, 2024. The increase was due to consistent orders from metal clients acquired in 2024 in the waste metal space and domestic aluminum mills being full prompting an increase in the export of non-ferrous metals.

For the nine months ended September 30, 2025, the NLC for Log increased by 79, or 38.5%, to 284, from 205 for the nine months ended September 30, 2024. The increase primarily reflected a push by log exported to beat limitations on the volume of trees deforested for logging in the New York state we service and a suspension of production on US lumber by China in March of 2025 that was rerouted to Vietnam at a higher demand.

For the nine months ended September 30, 2025, the NLC for Import increased by 1,466, or 46.1%, to 4,645, from 3,179 for the nine months ended September 30, 2024. The increase was due to increased consistent work from new import customers and added versatility from import focused equipment allowing multi-use efficiency to navigate and overcome congestion in the ports the Company services. The Company has seen success enabling import customers to increase inbound volume to beat imposing tariffs. The Import client acquisition strategy will continue to be a target of the Company.

For the nine months ended September 30, 2025, the NLC for Plastic decreased by 158, or 46.1%, to 185, from 343 for the nine months ended September 30, 2024. The decrease was due to industry-wide decreases in exports for plastics.

For the nine months ended September 30, 2025, the total NLC decreased by 445, or 2.6%, to 16,669, from 17,114 for the nine months ended September 30, 2024. Despite the slight decrease in NLC, the Company is seeing much more stability in emerging verticals like metal and import as the focus of their growth is yielding stronger revenue results. Paired with the Company’s increased operational capacity to be more efficient with its newly acquired equipment that provides double usage of a single container via import and export, the Company’s ability of navigating effectively through port congestion will allow the Company to significantly reduce idle time, improve asset utilization, and strengthen its competitive advantage in high-volume port operations.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had cash of $463,352 and $557,619, respectively. To date, we have financed our operations primarily through revenue generated from operations as well as our proceeds received from our IPO in January 2025.

During the nine months ended September 30, 2025, we had a net loss of $6,206,653 and net cash used in operations of $1,584,551, which resulted primarily from an increase in professional fees resulting from our IPO, non cash stock-based compensation expense of $4,766,550, as well as increased current income tax expense from prior years liabilities. We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations for at least the next 12 months, including our anticipated costs associated with becoming a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional loans. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2025 and 2024:

	Nine months Ended
	September 30, 2025	September 30, 2024
Net cash used in operating activities	$(1,584,551)	$(812,823)
Net cash (used in) provided by investing activities	(6,262,944)	164,661
Net cash provided by financing activities	7,753,228	417,872
Net decrease in cash	(94,267)	(230,290)
Cash at beginning of period	557,619	1,455,976
Cash at end of period	$463,352	$1,225,686

Operating Activities

Operating activities used net cash of $1,584,551 during the nine months ended September 30, 2025, and used $812,823 during the nine months ended September 30, 2024. Cash used in operating activities increased by approximately $771,728 primarily due to increase in net loss of $6,434,340, increase in amortization of ROU of $85,638, increase in depreciation of $320,236, stock-based compensation of $4,766,550, increase in amortization of $201,654, deferred taxes of $283,290, and an overall decrease of $571,821 from the change in operating assets and liabilities, for the nine months ended September 30, 2025 in comparison of the nine months ended September 30, 2024.

Investing Activities

Investing activities used net cash of $6,262,944 during the nine months ended September 30, 2025, and provided $164,661 during the nine months ended September 30, 2024. Cash used in investing activities increased by $6,427,605 from the corresponding period of the prior year. The change is mainly due to $1,012,944 from the purchases of property and equipment and $5,250,000 from the issuance of notes receivable.

Financing Activities

Financing activities provided net cash of $7,753,228 during the nine months ended September 30, 2025, and $417,872 during the nine months ended September 30, 2024. Cash from financing activities increased by $7,335,356. The change is primally due to $8,459,232 received from the issuance of common stock and $328,500 from proceeds of loans payable and net off repayments of $1,034,504. The September 30, 2024 amount is due to $182,129 paid for deferred offering costs.

Cash Requirements  from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of September 30, 2025 and as for the 12 months thereafter:

Contractual Obligations	As of September 30, 2025	For the quarter ended September 30, 2026
Operating lease obligations	$573,538	$306,024

Total Contractual Obligations	$573,538	$306,024

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

Accounts Receivable, Net

Accounts receivable represent revenue earned for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company adopt the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. The Company estimates the allowance for credit loss based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At September 30, 2025, and December 31, 2024, the Company recorded an allowance for credit losses accounts in the amount of $123,371. The balance of accounts receivable, net as of September 30, 2025 and December 31, 2024 amounted to $1,512,449 and $1,203,001, respectively.

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

The Company evaluates uncertain income tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. The Company was not required to recognize any amounts from uncertain tax positions for the nine months ended September 30, 2025 and 2024. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as other factors. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408 of Regulation S-K, during the fiscal quarter ended September 30, 2025.

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

Date: November 14, 2025	Toppoint Holdings Inc.

/s/ Hok C Chan
	Name:	Hok C Chan
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ John Feliciano III
	Name:	John Feliciano III
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)