Form 10-K
period 2025-12-31
Toppoint Holdings Inc.
filed 2026-03-25
CIK 1960847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2025, was $6,880,000.

As of March 23, 2026, there were a total of 19,700,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Toppoint Holdings Inc.

Annual Report on Form 10-K

Year Ended December 31, 2025

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

Note Regarding Industry and Market Data

We are responsible for the information contained in this report. This report includes industry and market data from periodic industry publications, third-party studies and surveys, filings of public companies in our industry and internal company surveys. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on historical market data, and there is no assurance that any of the forecasts or projected amounts will be achieved. Industry and market data could be wrong because of the methods by which sources obtained their data and because information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data-gathering process and other limitations and uncertainties. The market and industry data used in this report involve risks and uncertainties that are subject to change based on various factors, including those discussed in Item 1A. “Risk Factors.” These and other factors could cause results to differ materially from those expressed in, or implied by, the estimates made by independent parties and by us. Furthermore, we cannot assure you that a third party using different methods to assemble, analyze or compute industry and market data would obtain the same results.

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

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, we expressly disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.

Summary of Risk Factors

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth under “Item 1A. Risk Factors.”

Operational and Industry Risks

●	Director designation rights may allow certain stockholders to influence our board and corporate actions, and their interests may differ from those of other stockholders.

●	Our obligations to offer participation rights in future issuances could limit our financing flexibility and adversely affect our ability to raise capital.

●	A substantial portion of our capital was loaned to a third-party borrower, and if that borrower delays repay-ment or defaults, our liquidity, financial condition and results of operations could be materially adversely affected.

●	Changes in trade policies, tariffs, global sourcing patterns and commodity flows, caused by the changing U.S. and geopolitical environments or otherwise, may materially adversely affect customer demand for our services, shipment volumes and operating results.

●	We operate in the highly competitive and fragmented truckload and transportation industry, and our failure to stay competitive could impair our ability to improve our profitability and materially adversely affect our results of operations.

●	Our business is subject to general economic, business and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a material adverse effect on our results of operations.

●	We may not be successful in managing our growth or implementing our business strategies.

●	A substantial portion of our business and revenue derive from our brokerage model, where we support owner-operators to grow their fleets within our umbrella. Such a business model and the use of owner-operators expose us to different risks that a traditional fleet ownership and management business may not experience.

●	If our independent contractor drivers are deemed by regulators or judicial process to be employees, our business, financial condition and results of operations could be materially adversely affected.

●	Fluctuations in the price or availability of fuel and surcharge collection may increase our costs of operation, which could materially and adversely affect our margins.

●	Difficulty in obtaining materials, equipment, goods and services from suppliers could adversely affect our business.

●	Increased prices for and decreased availability of revenue equipment could materially adversely affect our business, financial condition, results of operations and profitability.

●	A significant portion of our revenue is concentrated in a small number of large customers. Any loss or significant reduction of business with one or more of them could have a material adverse effect on our business, financial condition and results of operations.

●	We have engaged in, and may continue to engage in, transactions with related parties, and such transactions present conflicts of interest that could have an adverse effect on our business and results of operations.

Legal and Compliance Risks

●	We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future federal or state regulations could have a materially adverse effect on our business.

Risks Related to Ownership of Our Common Stock

●	The market price of our common stock may fluctuate, and you could lose all or part of your investment.

●	We may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

●	We may not be able to maintain a listing of our common stock on the NYSE American.

●	We have considerable discretion as to the use of the net proceeds from the initial public offering and we may use these proceeds in ways with which you may not agree.

●	We do not expect to declare or pay dividends in the foreseeable future.

PART I

ITEM 1. BUSINESS.

Overview

We are a truckload services and solutions provider focused on the recycling export supply chain. We have become a key player in the New Jersey and Pennsylvania regional trucking market for waste paper. In addition to waste paper, our portfolio also includes the shipment of scrap metal and wooden logs from large waste companies, recycling centers and commodity traders to the ports of Newark, NJ, and Philadelphia, PA. We also provide import transportation services at the ports of Newark and Philadelphia, under which we transport cargo-filled containers from the ports to our customers’ designated delivery locations. We continue to expand our footprints domestically and internationally and have ventured into the recycling export transport markets in Tampa, Jacksonville and Miami, Florida, and Baltimore, Maryland, in 2023, Ensenada, Mexico in 2024, and Houston, Texas in 2025. We intend to explore international markets in Latin America, including Chancay, Peru, in the near future.

Our client base includes some of the largest Fortune 500 waste companies and over 207 recycling centers and commodity traders that operate in nearly 1,077 locations. Our growing client base relies on us as their partner to provide a “white glove service” to ensure their time-sensitive, ultra-high-throughput commodities are safely loaded and delivered directly to container ships. In addition, capitalizing on our know-how in developing logistics solutions over the years, we are able to propose integrated transportation solutions that cover loading, transport, port drayage and unloading.

Currently, our business is broadly categorized into four verticals, by commodity type and the direction of trade as follows:

●	Waste Paper Products. Waste paper products have been our core commodity of export transportation. As a word-of-mouth shipper of choice, we have established a significant market presence in the New Jersey and Pennsylvania region’s recycled paper export transport industry. For the years ended December 31, 2025 and 2024, we completed approximately 4,152 and 2,576 orders, involving 13,232 and 16,641 loads, which amounted to approximately 496,200 and 465,948 tons of waste paper, respectively. We use Number of Loads Completed, or NLC, as a key performance indicator. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Performance Indicator” on page 43.

●	Waste Metal and Forestry. We expanded into scrap metal and wood products export markets to diversify our offerings and supply our growing fleet. Serving additional commodities allows us to keep a strong pipeline of loads for independent contractor drivers to deliver and mitigate risks against commodity price fluctuations that affect demand for export.

●	Import. We hold a minority market share in the import delivery sector for ports of Newark, NJ and Philadelphia, PA, picking up containers from ships and dropping at client locations.

●	Others. From time to time, we offer trucking services for plastic and other commodities and provide logistics brokerage solutions servicing the major ports in California, Georgia, South Carolina, Texas and Illinois, as well as commercial rail lines.

We pride ourselves on being an economically viable, socially responsible and environmentally friendly enterprise. We contribute to a sustainable society through our initiatives to reduce costs and enhance recycling logistics efficiency. Our competitive prices, capability to deliver large amounts on time and fast response ability have enabled us to solidify our partnerships with clients year over year. The number of our clients has grown from 10 in 2016 to 206 in 2025 at a 9 year CAGR of approximately 40%.

Recent Operational Developments

We have recently expanded our operations by securing additional clients, introducing new service offerings, growing partnerships with existing clients and entering new geographic markets:

●	Import Drayage Expansion: Secured a new partnership with a New Jersey freight broker, managing 200+ monthly import loads with potential fourfold growth, improving operational efficiency, which has generated $983,515 in additional revenue in 2025.

●	Latin America Market Expansion: Expanded operations in Ensenada, Mexico, through a new trucking partnership, enhancing non-ferrous metal exports and strengthening global trade connections.

●	Refrigerated Logistics Growth: Launched cold-chain logistics services, managing refrigerated containers at major ports to diversify service offerings, stabilize revenue, and capitalize on a high-growth market.

●	Recycling & Waste Management Expansion: Secured a new partnership with Casella Waste Systems (“Casella”), an industry leader in resource renewal and sustainability, to support Casella’s Springfield, Massachusetts facility; and increased service capacity to the Newark ports.

●	Vietnam Freight Operations: Expanded import logistics through a new partnership with a premier Vietnamese freight company, which optimized fleet utilization.
●	Houston Expansion: In February of 2026, operations started in the Houston Port in Texas for import and export orders with current clients. This added port is expected to continue growth in all commodities and act as a strategic location to enter domestic rail.

Competitive Strengths

We believe the following competitive strengths are essential to our success and differentiate us from our competitors:

●	A Large Vendor Pool with Approximately 100 Trucks. Our truck owner-operators and other independent contractor are our bloodline. The core belief in “culture drives success” has helped us grow the fleet to approximately 100 trucks. We provide a high level of care and support to our vendors. We help independent contractor drivers create a timeline to transition to owner-operators and we assist our owner-operators in expanding their own fleets of trucks with driver recruitment assistance, business management training and retention tactics adoption. With a large fleet, we are able to meet our customers’ transport needs with first-to-final-mile-delivery capabilities, avoid delays or cancellations, and help us build a strong brand image and reputation as a reliable, efficient and professional company.

●	Ability to Offer Competitive Pricing. In the relatively lower-profit recycled paper transport industry, maintaining competitive prices is an important factor in our continued market share expansion. We employ proprietary analytics systems to effectively track our operating results and financial position in real time and continuously enhance processes, with a view to helping customers reduce warehouse costs, lower shipping expenses and maintain operational flexibility. In addition, our full truckload shipping offerings meet the needs of companies requiring maximum movement of the commodities they trade with lower transport costs per unit.

●	Capability to Provide Real-Time Visibility into Shipments and Quickly Respond. We have adopted a leading telematics system to allow us and our customers to easily monitor the status and location of the freight. We typically receive and process 250 driver and truck location updates daily. In addition, our sophisticated dispatch system and experienced professionals enable us to quickly pivot when vessels are delayed and minimize empty miles.

●	A Global Team and a Fully Remote Workspace. Our dedicated growing staff are strategically located in the US and overseas, to allow for immediate response to inquiries by our customers and vendors 24/7. We provide a fully remote engaging workspace that encourages a healthy work-life balance and drives a committed, highly responsible and reliable team with minimal employee turnover.

●

Healthy Cash Flows. We have primarily funded our operations through cash generated from daily operations. Positive cash flows enable us to operate without dependency on factoring companies, improve profit margins, have the ability to invest in new opportunities and expand into new markets, provide resources to help our vendors grow, and strengthen our ability to weather market volatility.

●	Maintaining a “Satisfactory” DOT Safety Rating, the Highest Rating Available under its Safety Rating System. A top concern for operating in dense urban areas is ensuring our cargo is delivered as promised, the patrons on the roads we share are free of harm, and independent contractor drivers go home safely nightly. We require Department of Transportation and Federal Motor Carrier Safety Administration (DOT/FMCSA)-compliant drug testing, including pre-employment and quarterly random drug and alcohol testing. New drivers undergo documented training and current drivers undergo refresher training annually. This allows us to maintain a “Satisfactory” DOT safety rating, the highest rating available under its safety rating system.

●	Innovative and experienced management team with extensive operating expertise. We have an innovative management team able to seize on the opportunities in the recyclable waste transportation industry. Mr. Hok C Chan, our Chief Executive Officer and Chairman of the Board, has a deep understanding of the recycling and trucking sectors. As an innovative and entrepreneurial leader, Mr. Chan has led our company to develop a sizable client base comprising Fortune 500 waste companies and over 207 recycling centers and commodity traders that operate in nearly 1,077 locations within a short period of twelve years and to expand our presence in the recycling export supply chain of the New Jersey and Pennsylvania region. Our management team is well versed in trucking services, recycling, heavy equipment, and logistics management. Our experienced management team has also built a solid talent base for our company to drive development and innovation in the long run.

Our Services

Operational Procedure

The chart below summarizes our operational flow for a single shipment:

What We Ship

Waste paper products account for the lion’s share of commodities we transport. Factors that contribute to waste paper being our core commodity include high generation amounts, a higher recycling rate compared to other materials and relatively stable export prices throughout the year. In the years ended December 31, 2025 and 2024, we hauled 254 and 320 loads per week on average, which amounted to approximately 9,542 and 8,960 tons of waste paper per week, based on 52 weeks in a year. We use Number of Loads Completed, or NLC, as a key performance indicator.

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

Additionally, we provide regional and short-distance hauling services for wood product exports. The process for shipping wood and timber products is the same as that for waste paper. We dispatch a truck with an empty container to the client facility after the client places an order online or by email. Once loaded, the truck hauls the container filled with logs to the designated port. At the port, the container is loaded onto a ship, which marks the completion of a delivery. Wood supply is less steady than that of waste paper products and is subject to substantial seasonal changes.

The import transport market is more competitive, with more trucking companies focused on this market. In the import sector for Newark, NJ and Philadelphia, PA ports, we provide transport of containers filled with cargo from the port to client locations. Although this sector is crowded, we are able to have a modest yet growing presence through our high-standard, reliable truckload services and competitive prices. Most recently we have established direct relationships with overseas importers to utilize import orders for an efficiency gain of utilizing a single container for both an import and export load. This allows us to bypass port traffic and double the out put and revenue of a single container.

From time to time, we offer logistics brokerage solutions for loads not handled by our fleet, including plastic and specialty commodities, as well as those involving major ports in California, Georgia, South Carolina, Texas and Illinois and commercial rail lines. In these instances, we assist customers in hiring “outside trucks”—namely trucks not bearing our DOT identification number—for their transportation needs and typically pay a higher rate to such drivers.

Equipment We Use

We transport all the goods by chassis trucks and most recently acquired a new stock of 20’/40’ adjustable chassis for added versatility and efficiency. These chassis can be adjusted on location to haul both container sizes versus requiring a chassis swap or change. A container chassis has a flatbed made for carrying containers. The containers we carry are standard 40-foot and 20-foot shipping containers. The 40-foot containers are the most popular option and are considered to offer better value as they provide twice the square footage of a 20-footer at a lower cost per square foot. Most of the trucks and chassis in our vendor pool are parked at our rented premises at a discounted parking rate.

Our leased property at 697 Doremus Avenue, Newark, NJ 07105 prior to January 1, 2026

We relocated to 46-58 Albert Ave, Newark, NJ 07105 on January 1, 2026, as shown in the photo above

All the trucks in our fleet are owned by our truck owner-operators, but these trucks are under our exclusive direction and supervision as leased vehicles pursuant to agreements we have entered into with the owner-operators. The owner-operators are responsible for all costs associated with owning, maintaining and repairing the vehicles and have the exclusive right to employ and control drivers for the transportation of our shipments using such vehicles.

Brokerage Model

We operate on a scalable brokerage model in which we help drivers convert into owner-operators utilizing a variety of our resources:

●	Training. We share our industry know-hows and practices, management skills, growth strategies and driver retention tactics with our owner-operators. Our training contents target the operational challenges and issues they face as owner-operators and provide on-point guidance, which help them strengthen confidence in transitioning into owner-operators and build loyalty toward us.

●	Market Share. Our owner-operators rely on us for shipping orders. The growing pool of our owner-operators allows us to increase our capacity to handle more shipments and deliveries, leading to increased revenue and growth opportunities. On the other hand, with our enlarged market share, our owner-operators can access a broader market and increase miles.

●	Staffing. We assist our owner-operators with driver recruitment to meet the needs of ever-expanding fleets. We use our rich experience in finding, screening and attracting driver applicants to help owner-operators acquire and retain skilled and responsible drivers.

●	Compliance. We manage the entire process of DOT compliance for our owner-operators. All of the trucks serving our orders are subject to DOT compliance. The trucks of our owner-operators are marked with our DOT registration number. DOT compliance entails a lengthy set of regulations and rules and we are able to maintain a “Satisfactory” DOT safety rating, the highest rating available under its safety rating system. This is instrumental in building our reputation among truck owner-operators and other independent contractor drivers as a trustworthy carrier.

This innovative model has resulted in low driver turnover which we believe is below the average of the trucking industry, an industry with alarmingly high turnover rates and chronic shortages of drivers. Based on this model, we have been able to scale up our operations in a relatively short period of time and outpace the industry average growth rate.

Our Customers

We serve a large customer base primarily comprised of global, national, regional and local recycling companies and commodity traders. Our top customers include Waste Management, FR. Meyer’s Sohn North America, Recycling Management Resources, Georgia-Pacific, Metal Green Recycling, Fortune Logistics, Fortune Metal Inc., Harrington Star Express, CNCF Freight Inc., and Cellmark Inc., among others. For the fiscal years ended December 31, 2025 and 2024, our ten largest customers in aggregate represented approximately 59% and 58% of the total revenues, respectively.

Currently, our clients spread across nearly 1,077 locations in a number of states in the United States, including without limitation, Pennsylvania, New Jersey, Maryland, New York, Connecticut and Delaware, and international location in Mexico. We have been constantly expanding our geographic footprint and have recently expanded into Texas, USA, with plans to extend our services to Latin America, including Chancay, Peru, in the near future. Our goal is to solidify existing market share and penetrate new markets where our global and national customers have set foot in. For example, the international markets we are trying to enter are places where our top customers have existing establishments, and the local branches of such top customers will be our initial clients in these new markets.

Our Technology

We believe that technology is critical to our success and is the cornerstone of our goal to become a leader in the first and last mile of the recycling export supply chains. We understand that technology alone will not always provide a better solution if not balanced with a human and personal touch, coupled with a best-in-class customer experience, and driven by interactive service management. By leveraging our data insights, and new artificial intelligence to remove tactical mundane processes, we are driven to strive process optimization and add impactful efficiency of our operations.

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

Built on our dispatch system, we have utilized a real-time dashboard to keep track of our daily, weekly, monthly, quarterly and year-to-end operating results and financial position, including among others, our sales growth, gross profit, gross profit margin and number of loads transported. As such, we keep abreast of the performance and health of our business and can make timely adjustments in our execution to achieve our strategic goals. We do not hold any patents, trademarks, licenses, franchises, or concessions regarding our proprietary dispatch system.

Sales and Marketing

Unlike common sales and marketing strategies targeting customers, our sales and marketing efforts focus on both customers and drivers. Strategic online marketing has become essential to successful marketing campaigns. As we continue to deliver a superior experience for both shippers and drivers through reliability, transparency and service, our sales and marketing strategy continuously seeks to identify and act on new opportunities to grow these relationships. We have engaged in marketing through the following channels:

●	Social Media. Social media is most useful for networking with a large audience in the trucking sphere and it provides a cost-effective means to interact and build up relationships with such an audience and increase our visibility. For example, we have used Instagram to find and draw driver applicants by operating our Instagram account (toppoint_trucking) and sharing our business updates. In addition, social media provides an effective way to remain updated on what is trending in the industry and a convenient platform for asking questions and gaining valuable insights about how customers, drivers and communities feel about our company and brand.

●	Referrals & Reviews. In today’s digital world, online reviews have become critical for successful businesses. Reviews impact drivers’ decisions whether to apply to our company and new clients’ decisions whether to purchase our services. Reviews facilitate word-of-mouth marketing and referrals. We place great importance on reviews on our website and Google reviews and plan to create central online reviews that we can engage with the reviews and use them to improve our business.

●	Emails. We have subscribed to recruitment websites that distribute automated emails advertising driver job openings as well as email notifications when candidates apply for such positions. This is an important channel through which we discover and connect with qualified drivers we seek. As we can use filters to target drivers in a specific region, it is particularly helpful in recruiting drivers as we enter new geographic markets. We have also deployed email marketing to promote our company’s services to existing and potential customers.

Our Competition

We operate in the highly competitive and fragmented truckload industry, and our failure to stay competitive could impair our ability to maintain and increase our profitability and materially adversely affect our results of operations.

Currently, our primary competitors are regional trucking drayage service companies such as Evans Delivery Company, Inc., Matrix Transport LLC, and Portx Inc. that serve the ports of New Jersey, New York and Pennsylvania. Players in our sector primarily compete on price, timeliness, safety and customer experience. We believe our large vendor pool, competitive pricing, technological capabilities, high driver retention, positive cash flows and an innovative and experienced management team enable us to be positioned favorably against our competitors. Additionally, we have achieved a high on-time delivery rate and a customer acquisition CAGR of approximately 40% during the period of 2016 to 2025, demonstrating market confidence and demand for our services. Our ability to provide superior services at competitive pricing and our strategy to align our growth with our customers’ needs for success and standards allow us to have a track record in acquiring clients and market shares. Additionally, as a well-capitalized company with positive cash flows, we are able to pay our drivers early and at competitive rates.

Growth Strategies

We plan to pursue the following strategies to grow our business:

●	Increasing wallet shares of current clients. Our top clients operate nationwide and globally. We believe the most effective expansion strategy is to capitalize on existing clientele relationships, our track record and reputation, strategically align with their growth goals, and secure opportunities to service more of their markets.

●	Building storage and warehousing capability. We plan to invest in expanding our storage and warehousing space and upgrading the logistics management system in such space. With enhanced storage and warehousing capability, we will be able to provide additional space for the growing fleet to store equipment and vehicles and acquire new space as we expand geographic coverage of services. Also, upgraded warehouses that can sort and store freight may allow us to enter other segments of the trucking industry.

●	Continuing to improve information technology (IT) Infrastructure. We aim to continue to improve our existing IT-based platforms and systems by remaining alert to new technologies related to the transportation process and strengthen our technology capabilities in order to facilitate, optimize, streamline and ensure the quality of our operations. We have made, and intend to continue making, investments to further develop our abilities concerning carrier payments and data analytics, with a view to serving increased market shares and evolving client requirements and cementing client relations.

●	Selectively exploring opportunities of strategic alliance, investments and acquisitions. We have a track record of fostering organic growth. We intend to selectively seek strategic alliance, investments and acquisition opportunities to solidify existing market position, accelerate our growth and drive value creation through strategic partnerships when appropriate opportunities arise.

●	Enhancing our ability to attract, incentivize and retain a talented workforce. Our people are our core assets, and we believe our success greatly depends on our ability to attract, incentivize and retain our employees, truck owner-operators and other independent contractor drivers. We strive to continue to provide competitive compensation to our drivers, use our resources to support owner-operators’ growth, and maintain the collegial environment for our global staff. Our compensation structure is performance-based and aligned with our strategic objectives. Our culture, which from our inception, was focused on the well-being of independent contractor drivers, helps us recruit and retain drivers. With our underlying core values, we believe that we will continue to be a preferred carrier for both of our clients and independent contractor drivers.

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

Employees and Human Capital

As of December 31, 2025, we had 3 full-time employees, 2 part-time employees in the U.S., 11 overseas contractual staffers and approximately 100 independent contractor drivers. Our operations are overseen directly by management. Our management functions cover corporate administration, training, business development, technology and marketing. We believe our management’s relationship with our personnel, owner-operators and other drivers is good. We do not have any collective bargaining agreement, and our employees are not unionized.

Department/Function	Personnel
Management	3
Part-Time	2
Operations	11
TOTALS	16

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

Insurance

We maintain insurance with licensed insurance carriers, and independent contractor drivers are covered by our insurance. Currently, we hold a commercial general liability policy for bodily injury, property damage, personal and advertising injury, medical payments, and pollution liability, with limits up to $2,000,000 aggregate and occurrence-based and claims-made coverages of a $1,000,000 limit per occurrence. We also carry auto liability coverage with a combined single limit per accident of $1,000,000, as well as workers compensation for employees and employer’s liability coverage. We also maintain cargo insurance covering loss of or damage to customer freight while in transit, with limits of up to $180,000 property in vehicle with a $250,000 catastrophe limit per occurrence (subject to deductibles and policy terms and exclusions).

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

Regulations Affecting Motor Carriers, Owner-Operators and Transportation Brokers. We have a satisfactory score with the U.S. DOT and utilize TenStreet, Samba Safety, Abbott eScreen and Driver IQ as our third-party service providers to ensure we comply with the requirements of the FMCSA of the DOT. We have successfully passed DOT audits and truck inspections in the past. We and third-party motor carriers we contract with within the U.S. must comply with the safety and fitness regulations of the DOT, including, without limitation, those related to controlled substances and alcohol, hours-of-service compliance, vehicle maintenance, hazardous materials compliance, driver fitness, unsafe driving, and minimum insurance requirements, as well as the Compliance Safety Accountability, or CSA, program, which uses a Safety Measurement System, or SMS, to rank motor carriers on seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories, or BASICs. Other federal and state agencies, such as the U.S. Environmental Protection Agency, the U.S. Food and Drug Administration and the U.S. Department of Homeland Security, also regulate our equipment, operations, cargo and independent contractor drivers. We are also subject to various vehicle registration and licensing requirements in certain states and local jurisdictions where we operate. We may become subject to new or more restrictive regulations relating to emissions, drivers’ Hours of Service, independent contractor eligibility requirements, onboard reporting of operations, air cargo security and other matters affecting safety or operating methods.

Classification of Independent Contractors. U.S. tax and other federal and state regulatory authorities, as well as private litigants, continue to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors, while applying a variety of standards in their determinations of independent contractor status. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements and heighten the penalties for companies that misclassify workers and are found to have violated overtime or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor, which allows taxpayers that meet certain criteria to treat individuals as independent contractors if they are following a longstanding, recognized practice. From time to time, federal legislators have introduced legislation that would impose additional requirements and penalties relating to worker classification, including, in some proposals, classification notice and recordkeeping requirements and civil penalties for misclassification. Some states have launched initiatives to increase tax revenues from items such as unemployment, workers’ compensation and income taxes, and the reclassification of independent contractors as employees could help states increase these revenues. In addition to these possible legislative changes, the National Labor Relations Board (“NLRB”) to make has modified its independent contractor standard under the National Labor Relations Act and may further change its standards or enforcement priorities, which could affect the classification of certain workers. The NLRB has also entered into a Memorandum of Understanding with the U.S. Department of Labor’s Wage and Hour Division (“WHD”) regarding the exchange of information and cooperation in enforcement activities regarding the misclassification of employees as independent contractors. On March 11, 2024, the rule entitled “Employee or Independent Contractor Classification Under the Fair Labor Standards Act” issued by the Department of Labor (the “DOL”) went into effect. This rule addresses how to analyze whether a worker is an employee or an independent contractor under the FLSA using the “economic reality test.” In May 2025, WHD issued enforcement guidance directing investigators not to apply the 2024 rule’s analysis in current enforcement matters while the DOL reviewed the rule. In February 2026, the DOL proposed a rule that would rescind the 2024 final rule and replace it with an analysis similar to the one adopted in 2021; the timing and substance of any final rule remain uncertain. Although we believe that the drivers with whom we or owner-operators contract are properly characterized as independent contractors, the Department of Labor or other regulatory authorities may challenge our characterization of such relationships. If the independent contractor drivers that provide services to us are determined to be our employees, we could incur additional exposure under some or all of the following: federal and state employer taxes, workers’ compensation, unemployment benefits, and labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

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

Corporate History and Structure

We were incorporated in the State of Nevada on August 16, 2022 as a holding company. We started operations in 2014 through Toppoint Inc., a Pennsylvania corporation, providing logistics services and solutions for the recycling export supply chain in the U.S. As of the date of this report, we have two subsidiaries, Toppoint Inc and Topp Metals Inc.

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

On June 4, 2025, the Company established a wholly-owned subsidiary, Topp Metals Inc., which was incorporated under the provisions of the Pennsylvania Business Corporation Law of 1988, with its registered office located in Lansdale, Pennsylvania. As of the date of this annual report, Topp Metals Inc. has no business activities.

Recent Developments

Entry into Share Purchase Agreements

On December 3, 2025, December 19, 2025, and January 27, 2026, we entered into three separate share purchase agreements with three investors and Hok C. Chan, our Chief Executive Officer, as the seller. Pursuant to these agreements, the investors purchased an aggregate of 3,600,000 shares of our common stock from Mr. Chan, and the Company agreed to provide to the investors the right to purchase its pro rata portion of any new shares that the Company may from time to time propose to issue or sell to any person.

Additional information about the share purchase agreements can be found in our Current Reports on Form 8-K filed with (the “SEC”) on December 3, 2025, December 23, 2025, and February 2, 2026, respectively.

Changes in Officers

On November 26, 2025, we entered into an employment agreement with Kah Loong Randy Yeo (“Mr. Yeo”), pursuant to which Mr. Yeo was appointed as the Company’s new Controller.

On December 1, 2025, John Feliciano III, our Chief Financial Officer and a member of our Board of Directors (the “Board”) submitted a letter of resignation to the Board (the “Letter”). Pursuant to the Letter, Mr. Feliciano resigned from the Board of Directors effective December 1, 2025, and announced his resignation as our Chief Financial Officer, effective as of December 15, 2025. Mr. Feliciano’s resignation was due to personal reasons and not the result of any disagreement with the Company regarding its operations, policies, or practices.

Subsequently, in connection with Mr. Feliciano’s resignation as Chief Financial Officer, we entered into an employment agreement with Mr. Yeo, pursuant to which Mr. Yeo was appointed as the Company’s new interim Chief Financial Officer.

Additional information about Mr. Feliciano’s departure and the appointment of Mr. Yeo can be found in our Current Reports on Form 8-K filed with the SEC on December 3, 2025 and December 23, 2025, respectively.

Changes in Directors

In connection with Mr. Feliciano’s resignation as a member of the Board, and as a condition precedent of the share purchase agreement dated December 3, 2025, on December 1, 2025, the Board appointed Ms. Florence Ng, effective immediately, to serve as a member of the Board.

On December 19, 2025, Pablo Santana, a member of the Company’s Board of Directors submitted a letter of resignation to the Board. Pursuant to the letter of resignation, Mr. Santana resigned from the Board of Directors effective December 19, 2025.

In connection with Mr. Santana’s resignation as a member of the Board of Directors, and as a condition precedent of the share purchase agreement dated December 19, 2025, on December 19, 2025, the Board appointed Mr. Chung Ming Bruce Hui, effective immediately, to serve as a member of the Board.

In connection with and as a condition precedent of the share purchase agreement dated January 27, 2026, on January 27, 2026, the Board voted to increase the size of the Board from five members to six, and appointed Anthony Kwong to fill the vacancy created by the expansion of the Board.

Biographical information for Ms. Ng, Mr. Hui and Mr. Kwong can be found in the Current Reports on Form 8-K filed with the SEC on December 3, 2025, December 23, 2025, and February 2, 2026, respectively.

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

Operational and Industry Risks

Director designation rights may allow certain stockholders to influence our board and corporate actions, and their interests may differ from those of other stockholders.

Pursuant to the three share purchase agreements entered into by the Company with three investors and Hok C. Chan, our Chief Executive Officer, as the seller, dated December 3, 2025, December 19, 2025, and January 27, 2026, each investor has the right to designate one director to our six-member board of directors, and the buyers have designated three directors who currently serve on our board. See “Item 1. Business—Recent Developments.” As a result, each such investor may be able to influence our board’s deliberations and decisions through its director designee. The interests of these investors and their director designees may differ from or conflict with the interests of our other stockholders, which could affect our corporate governance and our decisions regarding financings, strategic transactions and other corporate actions. We cannot predict whether, or the extent to which, these investors will coordinate their actions, if at all.

Our obligations to offer participation rights in future issuances could limit our financing flexibility and adversely affect our ability to raise capital.

Pursuant to the three share purchase agreements entered into by the Company with three investors and Hok C. Chan, our Chief Executive Officer, as the seller, dated December 3, 2025, December 19, 2025, and January 27, 2026, we have granted three investors participation rights that entitle each investor to purchase up to its pro rata portion of any “New Securities” that we may, from time to time, propose to issue or sell. See “Item 1. Business—Recent Developments.” The maximum number of New Securities that may be purchased by each investor is generally based on such investor’s ownership percentage immediately prior to the issuance (i.e., the number of shares owned by the investor (or its designee) divided by the total number of shares of our common stock outstanding, in each case immediately prior to the issuance, multiplied by the total number of New Securities proposed to be issued). These participation rights could reduce the pool of securities available to new investors, complicate or delay financing transactions, increase transaction costs, or require us to structure financings in ways that are less advantageous to us or our stockholders. If we need to raise additional capital, there can be no assurance that we will be able to do so on acceptable terms, or at all, and any inability to raise capital when needed could materially and adversely affect our business, financial condition and results of operations.

A substantial portion of our capital was loaned to a third-party borrower, and if that borrower delays repayment or defaults, our liquidity, financial condition and results of operations could be materially adversely affected.

On January 27, 2025, we entered into a loan receivable agreement with Golden Bridge Capital Management Limited (“Golden”), pursuant to which we loaned Golden $6.0 million as a temporary debt investment. The loan was later amended to provide for minimum principal repayments of $1.0 million by January 2026, $2.0 million by January 2027 and $3.0 million by January 2028, together with accrued interest at an annual rate of 7%. During the year ended December 31, 2025, we received aggregate principal repayments of $1.0 million and recognized interest income of $365,779, but as of December 31, 2025, $5.0 million remained outstanding. If the debt is not repaid in accordance with the foregoing schedule, an additional penalty interest of 5% per annum will apply to any overdue amounts. Golden is not a credit rated lender.

As a result, we are exposed to counterparty credit risk with respect to this investment. Golden’s ability to repay the loan, including principal and interest, depends on its financial condition, liquidity, cash flows and ongoing compliance with the loan terms. If Golden experiences financial difficulty, delays repayment, fails to make required payments, or otherwise defaults on its obligations, we may not receive timely payments or recover the full value of the investment. Because a substantial amount of our capital remains tied up in this receivable, any delay or nonpayment could reduce our liquidity, limit our flexibility to fund operations, expansion initiatives, equipment purchases or other business needs, and materially and adversely affect our business, financial condition and results of operations.

Changes in trade policies, tariffs, global sourcing patterns and commodity flows, caused by the changing U.S. and geopolitical environments or otherwise, may materially adversely affect customer demand for our services, shipment volumes and operating results.

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

Our business is significantly influenced by global trade dynamics, including U.S. and foreign trade policies, tariffs, duties, sanctions, geopolitical tensions, international sourcing patterns and demand for export and import commodities. These factors can affect the volume, timing and destination of cargo flows, alter customer shipping behavior, and create significant volatility in the markets we serve.

Our revenue are derived from truckload services supporting the recycling export supply chain and related import activities, including shipments of waste paper, scrap metal, logs and import freight. Demand in these markets can fluctuate significantly based on changes in export demand, domestic consumption, commodity pricing, trade restrictions and customer inventory decisions. For example, in 2025, demand for waste paper shipments declined, while import and scrap metal shipment volumes increased, reflecting changes in trade conditions, customer demand and commodity flows. There can be no assurance that favorable conditions in any commodity segment will continue or that growth in one segment will offset weakness in another.

Changes in trade regulations, tariffs or other policies may cause supply chain disruptions, reduce import or export activity, increase volatility in shipping volumes, negatively affect our customers’ businesses and shipping needs, and could further escalate input costs for our suppliers and equipment manufacturers, raising the cost of revenue equipment used by us and our owner-operators. Similarly, trade-related disruptions or geopolitical tensions may contribute to increased fuel prices. While we may attempt to pass these increased costs through to our customers via rate adjustments or fuel surcharges, there is no assurance that we will be able to do so fully or in a timely manner. Our customers may reduce their orders from us, which could negatively affect our business, profitability and operating results. We are closely monitoring these developments and evaluating strategies to mitigate potential impacts.

Furthermore, if trade-policy developments, geopolitical events, or shifts in domestic or international demand reduce shipping volumes, change commodity flows away from the ports and markets we serve, compress pricing, or otherwise disrupt our customers’ businesses, there may be greater restrictions and economic disincentives on international trade in general. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes have the potential to adversely impact the U.S. economy or sectors thereof, our industry and the demand for our transport services, and as a result, could have a negative impact on our business, financial condition and results of operations.

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

Several of the above factors were evident during the COVID-19 pandemic in the freight environment, which led to labor shortages, inflationary pricing, and severe disruption to the global supply chain. Similar conditions in the future could have a material adverse effect on our business, financial condition and results of operations.

Additionally, economic conditions that decrease shipping demand or increase the supply of available trucks and other equipment can exert downward pressure on rates and equipment utilization, thereby decreasing productivity. The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks during such times are as follows:

●	we may experience low overall freight levels, which may impair the asset utilization of our owner operators;

●	certain of our customers may face credit issues and cash flow problems that may lead to payment delays, increased credit risk, bankruptcies and other financial hardships that could result in even lower freight demand and may require us to increase our allowance for doubtful accounts;

●	freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demand;

●	customers may bid out freight or select competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight;

●	we may be forced to accept more loads from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue generating miles to obtain loads; and

●	we may need access to sources of credit or capital to meet cash requirements in operations, which would subject us to indebtedness and reduce our profitability.

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

On October 1, 2024, dockworkers across ports from Maine to Texas on the East and Gulf Coasts initiated a strike, citing concerns over wages and the need for protections against increased automation. This strike was temporarily resolved on October 3, 2024, after the union and U.S. Maritime Alliance reached a tentative deal on wages and agreed to extend the existing master contract until January 15, 2025 to allow for further negotiations on unresolved issues. On January 8, 2025, the parties reached a tentative agreement for a six-year contract. However, should the strike resume, it could pose a major disruption to the flow of goods, materially restricting both imports and exports through these key Eastern and Gulf ports, particularly if the strike extends for weeks or even longer. Such an extended disruption to supply chains, if happens, could have significant ripple effects on the U.S. economy, and our operations could be materially adversely affected if our customers suspend exporting waste paper, scrap metal and other commodities we transport to ports for an extended period. At this stage, we cannot be certain whether the strike will resume, how long it might last, or the extent of the impact it may have on our business.

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

Many of our business strategies require time, significant management and financial resources, and successful implementation. Consequently, we may be unable to effectively and successfully implement our business strategies. We also cannot ensure that our operating results, including our operating margins, will not be materially adversely affected by future changes in and expansion of our business, including the expected geographic expansion of our services in the United States and overseas, or by changes in economic conditions. Our results of operations may be materially adversely affected by a failure to further penetrate our existing customer base, cross-sell our services, secure new customer opportunities and manage the operations and expenses of new or growing services. For example, in 2025 our revenues increased modestly, while our cost of revenue and general and administrative expenses increased substantially, and our gross margin declined. There is no assurance that we will be successful in achieving any of our business strategies. Even if we are successful in executing our business strategies, we still may not achieve our goals.

A substantial portion of our business and revenue derive from our brokerage model, where we support owner-operators to grow their fleets within our umbrella. Such a business model and the use of owner-operators expose us to different risks that a traditional fleet ownership and management business may not experience.

We are in the process of developing a scalable brokerage model, specializing in converting drivers into owner-operators by means of training and capturing market share. These owner-operators are encouraged and supported by us in order to grow their fleets within our umbrella. We assist with staffing their vehicles and ensuring DOT compliance for all members of our team. For more information on our relationship with owner-operators and our contractual rights to the use of trucks in our fleet, see also “Item 1. Business—Employees and Human Capital—Owner-Operators,” and “Item 1. Business—Equipment We Use.”

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

We rely in part on independent contractor drivers in our operations, and our cost of revenue includes costs associated with independent contractor drivers. Federal and state agencies, legislatures and courts have in recent years increased their scrutiny of worker classification practices, including in the trucking industry. The legal and regulatory standards applicable to the classification of workers as employees or independent contractors continue to evolve and may vary significantly by jurisdiction and by the facts and circumstances of each relationship. As a result, we cannot assure you that our independent contractor relationships will not be challenged or recharacterized in the future.

On January 12, 2024, two drivers, Rainey Mejia Rodriguez and Frank Santana Rodriguez (the “plaintiffs”), filed a class action lawsuit against the Company’s subsidiary, Toppoint Inc, and certain other parties, including Hok C. Chan, in the Superior Court of New Jersey, Essex County, alleging misclassification of truck drivers as independent contractors rather than employees. The plaintiffs seek to represent a class of similarly situated individuals who provided services in New Jersey from January 2018 through the date of the complaint. The complaint asserts violations of the New Jersey Wage Payment Law and the New Jersey Wage and Hour Law, including claims of unlawful wage deductions and failure to pay overtime. The plaintiffs sought compensatory damages, treble and/or liquidated damages, attorneys’ fees, and injunctive relief, without specifying a dollar amount of damages. On July 27, 2024, August 26, 2024, and November 22, 2024, the Court issued multiple orders dismissing the case for lack of prosecution. Upon a motion to reinstate the case filed on January 15, 2025 by the plaintiffs, the Court reinstated the case on January 31, 2025. On May 1, 2025, Toppoint Inc filed a motion to dismiss the amended complaint, and a motion hearing was held on July 3, 2025. On June 6, 2025, the court dismissed the case without prejudice against Mr. Hok C. Chan for lack of prosecution. Although we believe the claims are without merit and intend to continue to vigorously defend against them, we cannot predict the outcome of this matter or similar claims. An adverse outcome in this litigation or in any future misclassification challenge could materially and adversely affect our business, financial condition and results of operations.

If the independent contractors with whom we or our owner-operators contract are determined to be employees, we would incur more employee-related expenses, and we and/or our owner-operators would incur additional exposure under federal and state employer tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings, and our business, financial condition and results of operations could be materially adversely affected.

Fluctuations in the price or availability of fuel and surcharge collection may increase our costs of operation, which could materially and adversely affect our margins.

In recent years, various factors such as the geopolitical instability in Ukraine and Gaza and the COVID-19 pandemic caused great financial instability in the global economy, which resulted in, among other things, the diesel fuel price to surge to record high in the United States. The cost of diesel fuel represents a significant expense for our owner-operators which we draw on to provide trucking services and solutions to our clients. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, depreciation of the dollar against other currencies and weather, such as hurricanes, and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand in developing countries, and could be adversely impacted by diminished drilling activity and by the use of crude oil and oil reserves for other purposes. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages or supply disruptions could materially and adversely affect our operating results and financial condition.

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

Our business depends on the efficient and uninterrupted operation of our systems, networks and other information technology assets (and the data contained therein). Our information and electronic data interchange systems are used for receiving and planning loads, dispatching drivers and other capacity providers, billing customers and load tracking and storing the data related to the foregoing activities. We also maintain information security policies to protect our systems, networks and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware and viruses; however, such policies cannot ensure the protection of our systems, networks and other information technology assets (and the data contained therein). Recently, more jurisdictions are enacting data privacy legislation that place higher standards for compliance, such as the GDPR, CCPA, etc. If we are unable to prevent system violations or other unauthorized access to our systems, networks and other information technology assets (and the data contained therein), we could be subject to significant fines and lawsuits and our reputation could be damaged, or our business operations could be interrupted, any of which could have a material adverse effect on our financial performance and business operations.

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

A significant portion of our revenue is generated from a small number of major customers, the loss of, or significant reduction of business with, one or more of which could have a material adverse effect on our business. For the fiscal years ended December 31, 2025 and 2024, our top ten customers, based on revenue, accounted for approximately 59% and 58% of our total revenue, respectively. The majority portion of our freight is from customers in the waste paper products industry. Others include scrap metal export and general freight import clients. As such, our volumes are largely dependent on a well-functioning supply chain, export demand and inbound ship volume. In the event of a reduction in or termination of our services by one or more of our major customers, we could be required to replace the volumes elsewhere at uncertain rates and volumes, suffer reduced equipment utilization or lose our owner-operators. Failure to retain our existing customers, or enter into relationships with new customers, each on acceptable terms, could materially impact our business, financial condition, results of operations and ability to meet our current and long-term financial forecasts.

Economic conditions and capital markets may materially adversely affect our customers and their ability to remain solvent. Our customers’ financial difficulties can negatively impact our results of operations and financial condition, especially if they were to delay or default on payments to us. As of December 31, 2025, we had accounts receivable, net of $1.40 million, and we maintain an allowance for expected credit losses based on management’s assessment of collectability. Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. There is no assurance any of our customers will continue to utilize our services, renew our existing contracts, if any, or continue at the same volume levels.

In addition, the size and market concentration of some of our customers may allow them to exert increased pressure on the prices, margins and non-monetary terms in our arrangements with them.

We have engaged in, and may continue to engage in, transactions with related parties, and such transactions present conflicts of interest that could have an adverse effect on our business and results of operations.

We have entered into, and may continue to enter into, transactions with our directors, executive officers, principal stockholders and their affiliates or family members. These transactions have included, among other things, office leases with related parties, payments to a family member of our Chief Executive Officer for dispatch-related services, equipment-related arrangements with such related party, and related-party financing. For detailed information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Although we believe the terms obtained or consideration that we paid or received, as applicable, in connection with these transactions were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions, we cannot assure you that this is the case, or that future related-party transactions will be on terms as favorable to us as those that we could obtain from unaffiliated third parties.

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

The Company has incurred indebtedness and may incur other debt in the future, which could adversely affect its financial condition and future financial results.

The Company borrows funds from commercial banks, financial institutions and affiliates from time to time to support its working capital needs and other general corporate purposes. As of December 31, 2025, we had outstanding loans payable consisting of, among other things, a truck loan, an Economic Injury Disaster Loan and a term loan with M&T Bank. Existing debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

In addition, certain of our borrowings are secured by specific assets. For example, our truck loan is secured by certain chassis, and our M&T Bank term loan is collateralized by our equipment. If we default on these or other obligations, the applicable lenders may have the right to accelerate the indebtedness, foreclose on the collateral, or otherwise exercise remedies against us, which could disrupt our operations and adversely affect our financial condition.

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

We maintain insurance with licensed insurance carriers and our independent contractor drivers are covered by our insurance. See “Item 1. Business – Insurance.” However, we self-insure or maintain a high deductible for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims.

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

Our inability to generate sufficient cash from operations or obtain financing on favorable terms could impair our liquidity and ability to execute our business strategy.

Our business requires sufficient cash to fund operations, working capital, capital expenditures, strategic investments and our growth initiatives. Although we have financed our operations primarily through cash generated from operations and equity financing from completed IPO during 2025, we incurred a net loss and used cash in operating activities. We also used substantial cash in investing activities during 2025, including for a note receivable and other investment-related expenditures. As a result, if we were unable to generate sufficient cash from operations, manage our expenditures, or recover amounts deployed in investments in a timely manner, our liquidity could be adversely affected. We would need to seek alternative sources of capital, including equity or debt financing, to meet our capital requirements, and maintain our ability to execute our business strategies. In the event that we are unable to generate sufficient cash from operations or obtain financing on favorable terms in the future, our ability to support our owner-operators’ growth and retain such owner-operators may reduce, and our ability to execute our business strategies may be curtailed, any of which could have a materially adverse effect on our business and profitability.

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

We are highly dependent upon the services of certain key employees, including our executive officers. The loss of any of their services could negatively impact our operations and future profitability. Inadequate succession planning or the unexpected departure of key executive officers could cause substantial disruption to our business operations, deplete our institutional knowledge base and erode our competitive advantage. Additionally, we must continue to recruit, develop and retain skilled and experienced personnel if we are to realize our goal of expanding our operations and continuing our growth, including internationally. Failure to recruit, develop and retain a core group of operational personnel could have a materially adverse effect on our business.

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

Historically, acquisitions have not been a significant part of our growth strategy. From inception to date, we have not completed any significant acquisitions. We may not be successful in identifying, negotiating or consummating any future acquisitions. If we decide to acquire other companies to stay competitive, we may not successfully integrate these businesses or achieve the synergies and operating results anticipated in connection with these acquisitions. The continuing trend toward consolidation in the trucking industry may result in the acquisitions of smaller carriers by large carriers that gain market share and other competitive advantages through such acquisitions. If we fail to make or successfully execute future acquisitions, our growth rate could be materially and adversely affected.

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

If we fail to implement and maintain an effective system of internal controls to remediate our material weaknesses in financial reporting, our ability to report our results of operations and financial condition could be adversely affected.

Prior to the initial public offering completed in January 2025, we were a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with the audit of our consolidated financial statements included in this report, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2025.

The material weaknesses that have been identified relate to (i) we do not have internal audit function in place to monitor the control execution which may lead a material audit adjustments to the financial statements; (ii) lack of assessment and implementation of internal control over financial reporting in accordance with the requirement of COSO 2013 framework. Our independent registered public accounting firm didn’t undertake a comprehensive assessment of our internal control for purposes of identifying and reporting material weaknesses and other deficiencies in our internal control over financial reporting. Had our independent registered public accounting firm performed an audit of our internal control over financial reporting, additional deficiencies may have been identified.

We have engaged external financial consultant with U.S. GAAP experience to help our management in financial reporting processes and are in the process of developing and implementing a comprehensive set of processes and internal controls to timely and appropriately (i) identify transactions that may be subject to complex U.S. GAAP accounting treatment, (ii) analyze the transactions in accordance with the relevant U.S. GAAP, and (iii) review the accounting technical analysis. However, the implementation of these measures may not fully address the material weaknesses in our internal control over financial reporting. Our failure to correct the material weaknesses or our failure to discover and address any other deficiencies could result in inaccuracies in our financial statements and impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, ineffective internal control over financial reporting could significantly hinder our ability to prevent fraud.

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

We are subject to regulation at the federal level and at the state level. We may incur additional expenses associated with state wage, driver meal and rest break regulations. In addition, we operate in the United States pursuant to federal operating authority granted by the DOT. Our owner-operators and other independent contractor drivers also must comply with the safety and fitness regulations of the DOT, implemented through the FMCSA, including those relating to CSA safety performance and measurements, drug and alcohol testing and Hours of Service. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers’ Hours of Service, ergonomics, collective bargaining, security at ports and other matters affecting safety or operating methods. We, as well as our owner-operators and other independent contractor drivers, must comply with enacted governmental regulations regarding safety, equipment, environmental protection and operating methods. Examples include regulation of equipment weight, equipment dimensions, fuel emissions, driver Hours of Service, driver eligibility requirements, on-board reporting of operations and ergonomics. We may also become subject to new or more restrictive regulations related to safety or operating methods, which could adversely affect our owner-operators’ fleets and operations in those jurisdictions.

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

The Tax Act as modified by the CARES Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury Department and IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Our analysis and interpretation of this legislation is preliminary and ongoing and there may be material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the tax legislation may adversely affect us, other changes may be beneficial. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and its potential effect on an investment in our common stock.

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

We may not be able to maintain a listing of our common stock on the NYSE American.

Once our common stock is listed on the NYSE American, we must meet certain financial and liquidity criteria to maintain such listing. If we violate NYSE American’s listing requirements, or if we fail to meet any of NYSE American’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from NYSE American may materially impair our shareholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

We have considerable discretion as to the use of the net proceeds from the initial public offering and we may use these proceeds in ways with which you may not agree.

We have broad discretion over the use of the net proceeds from this initial public offering, and our actual expenditures may differ significantly from our current plans. While we intend to allocate these funds for geographic expansion, investments in physical and IT infrastructure, sales and marketing efforts, general working capital, and other corporate purposes, various factors may influence how we ultimately deploy these resources. For example, we have loaned a substantial portion of the proceeds from the initial public offering ($6 million) to a third-party borrower as a temporary debt investment. See “Item 1A Risk Factors - Operational and Industry Risks - A substantial portion of our capital was loaned to a third-party borrower, and if that borrower delays repayment or defaults, our liquidity, financial condition and results of operations could be materially adversely affected.” Shareholders will not have the ability to evaluate or influence these decisions and must rely on our management’s judgment. There is a risk that the proceeds may be used in ways that do not align with shareholder expectations, do not enhance profitability, or do not increase our share price. Additionally, we may invest or allocate these funds in ways that do not generate income or that may result in losses.

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

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our securities could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise report on us unfavorably, or discontinue coverage of us, the market price and market trading volume of our securities could be negatively affected.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our securities to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our securities. In all events, future issuances of our securities would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our securities. In connection with our initial public offering, we have entered into a lock-up agreement that prevents us, subject to certain exceptions, from offering additional shares of capital stock for up to six (6) months after the closing of the offering. That lock-up period has expired as of the date of this annual report. As a result, we may be able to offer additional shares, and our securityholders may be able to sell shares, in each case subject to applicable law, which could increase the supply of shares available in the market and adversely affect the market price of our common stock.

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

As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements may be time-consuming and result in increased costs to us and could have a negative effect on our business, financial condition and operating results. In 2025, our general and administrative expenses increased significantly, primarily due to professional fees associated with being a public company, travel and business development expenses, depreciation expense and the recognition of stock-based compensation. We expect to continue to incur significant costs associated with operating as a public company, including costs related to financial reporting, internal controls, corporate governance, legal compliance and audit activities. These increased costs may continue to materially affect our operating results.

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

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We would remain an emerging growth company for up to five years, although if the market value of our securities that are held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

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

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section in our proxy statements; we must provide only two years of financial statements; and we need not provide the table of selected financial data. We are also subject to other “scaled” disclosure requirements that are less comprehensive than those of issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

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

Global markets have experienced volatility and disruption following the escalation of geopolitical tensions, including the military conflict between Russia and Ukraine and armed conflicts between Israel and Hamas. Although the length and impact of the ongoing military conflict are highly unpredictable, such conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine, the Gaza Strip and globally and assessing its potential impact on our business. In addition, sanctions on Russia and hostilities involving Israel could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

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

Management’s Role in Managing Risk

The Company’s Interim Chief Financial Officer is primarily responsible for assessing, monitoring and managing our cybersecurity risks. Management must ensure that all industry standard cybersecurity measures are functioning as required to prevent or detect cybersecurity threats and related risks. Management oversees and tests our compliance with standards, remediates known risks, and leads our employee training program.

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

Reporting to the Board of Directors

Significant cybersecurity matters, and strategic risk management decisions, will be escalated to the board of directors.

ITEM 2. PROPERTIES.

Our principal executive office is located at 1250 Kenas Road, North Wales, PA 19454, United States. We rent this facility from Hok C Chan, our Chief Executive Officer and Chairman, for a monthly rent of $5,500, with a term commencing on March 1, 2025 and ending on March 1, 2027. The lease agreement for this lease is filed as an exhibit to this report.

Additionally, we are renting premises of approximately 2 acres at 697 Doremus Avenue, Newark, NJ 07105, for a term from June 1, 2024, to March 31, 2025, for a monthly rent of $54,000. Effective January 1, 2026, we relocated to premises of approximately 2 acres located at 46–58 Albert Avenue, Newark, New Jersey 07105, for a term ending on February 28, 2027, at a monthly rent of $50,000. We are also renting ten additional spaces at 398 Smith Street, Keasbey, NJ 08832 from the same landlord on a month-to-month basis for aggregate monthly rental costs of $7,500. This lease may be terminated on 90 days’ advance written notice. We also use such rented premises to provide discounted parking space for our owner-operators.

As we expanded into Florida, we have rented Unit No. 2301 in the building located at 1900 N. Bayshore Drive, Miami Beach, FL, 33141, with an area of 1,378 square feet, for use as office space. The lease term is from October 2022 to October 2025. Pursuant to the lease agreement, we have paid an advance rent of $300,000, covering the entire three-year lease term during the year ended December 31, 2022. In the event of early termination, we agreed to pay $16,000 as liquidated damages or an early termination fee if we elect to terminate the rental agreement and the landlord waives the right to seek additional rent beyond the month in which the landlord retakes possession. This lease was not renewed upon expiration.

We believe that our current facilities are adequate and suitable for our current needs and that, should the need arise, suitable additional or alternative space will be available to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results, except as follow:

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

Number of Holders of Our Common Stock

As of March 23, 2026, there were approximately 9 holders of record of our common stock, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.

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

Overview

We are a truckload services and solutions provider focused on the recycling export supply chain. We have become a key player in the New Jersey and Pennsylvania regional trucking market for waste paper. In addition to waste paper, our portfolio also includes the shipment of scrap metal and wooden logs from large waste companies, recycling centers and commodity traders to the ports of Newark, NJ, and Philadelphia, PA. We also provide import transportation services at the ports of Newark and Philadelphia, under which we transport cargo-filled containers from the ports to our customers’ designated delivery locations. We continue to expand our footprints domestically and internationally and have ventured into the recycling export transport markets in Tampa, Jacksonville, and Miami, FL, and Baltimore, MD, in 2023, and Ensenada, Mexico in 2024, and Houston, Texas in 2025. We intend to explore the international market in Latin America, including Chancay, Peru, in the near future.

Our client base includes some of the largest Fortune 500 waste companies and over 207 recycling centers and commodity traders that operate in nearly 1,077 locations. Our growing client base relies on us as their partner to provide a “white glove service” to ensure their time-sensitive, ultra-high throughput commodities are safely loaded and delivered right to container ships. In addition, capitalizing on our know-how in developing logistics solutions over the years, we are able to propose integrated transportation solutions that cover loading, transport, port drayage and unloading.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees; and

●	market conditions and our market position.

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

	Years Ended December 31:		Increase (Decrease)
	2025	2024*	$	%
Revenue	$16,548,734	16,039,513	509,221	3%

Costs and expenses
Costs of revenue	14,621,485	12,389,648	2,231,837	18%
Cost of revenue-related parties	1,429,524	1,881,265	(451,741)	-24%
General and administrative	7,875,263	2,414,351	5,460,912	226%
Total cost and expenses	23,926,272	16,685,264	7,241,008	43%
Loss from operations	(7,377,538)	(645,751)	(6,731,787)	(1,042)%
Other income, net	17,793	711,202	(693,409)	(97)%
(Loss) income before income taxes	(7,359,745)	65,451	(7,425,196)	(11,345)%
Provision for income taxes	(15,159)	(109,420)	94,261	(86)%
Net (loss) income	$(7,344,586)	174,871	(7,519,457)	(4,300)%

*	Certain prior year amounts have been reclassified between cost of revenue and general and administrative expenses to conform to the current period presentation. These reclassifications had no impact on total operating expenses or net income. See Note 2- to the consolidated financial statements for further details.

Revenue

Revenue for the years ended December 31, 2025, and 2024 was $16,548,734 and $16,039,513, respectively, representing an increase of $509,221, or approximately 3%. The increase in revenue during 2025 was primarily attributable to growth in new commodity segments, particularly scrap metal and import freight. The Company’s expansion of direct relationships with leading exporters of scrap metal and importers contributed significantly to this increase in revenue.

The market for U.S. recovered paper exports has experienced significant volatility in recent years. According to industry reports citing U.S. Census Bureau trade data, U.S. recovered paper exports declined to approximately 13.3 million short tons in 2024, down 11% from 2023 and among the lowest annual export levels in recent years. Historically, China was the largest importer of U.S. recovered paper; however, following China’s restrictions on imports of unsorted waste paper, export demand has shifted to other markets, including India and certain Southeast Asian countries. In 2025, market conditions showed only a modest improvement in export volumes, with U.S. recovered paper exports totaling approximately 7.22 million metric tons during the first seven months of 2025, up about 4% from the comparable prior-year period. However, industry sources continued to characterize the 2025 market as soft, citing uneven overseas demand, weak pricing conditions for key grades such as OCC and mixed paper, and increased domestic consumption by U.S. mills, particularly on the West Coast. For the years ended December 31, 2025 and 2024, approximately 4,152 and 2,576 orders were completed, involving 13,232 and 16,641 loads, which amounted to approximately 496,200 and 465,948 tons of waste paper, respectively. While the number of loads decreased during the period, total volume increased by approximately 6.5%, suggesting a higher average volume per load. Revenue from paper decreased by $1,556,324, or 14.5%, to $9,153,668 for the year ended December 31, 2025 from $10,709,992 for the year ended December 31, 2024. The decrease reflects a combination of changes in load count, shipment volume per load, shipment mix, and pricing during the period.

U.S. scrap metal export markets, particularly for non-ferrous commodities such as aluminum and copper, experienced continued demand in recent years despite periodic volatility driven by global pricing, trade policy changes and shifts in destination markets. Industry data indicates that U.S. aluminum scrap exports increased approximately 17% year over year in 2024 to about 2.4 million metric tons, reflecting sustained international demand for recycled metals, while copper scrap exports remained significant at approximately 957,000 metric tons with an estimated value of $4.5 billion. In 2025, export markets for non-ferrous scrap continued to exhibit volatility due to evolving trade policies and increased domestic demand for secondary metals; however, global demand for recyclable feedstock remained an important driver of export activity. Against this industry backdrop, the Company experienced substantial growth in its scrap metal export business during 2025, primarily attributable to the expansion of direct client relationships with leading scrap metal exporters. As a result of these relationships and continued demand for non-ferrous scrap exports, the Company increased export shipping volumes by 1,170 loads in 2025 compared to 2024, representing an approximate 94.1% increase year over year. This growth in shipment volume contributed to a 77.4% increase in revenue from scrap metal export activities, representing an additional $890,996, year-over-year, rising from $1,150,794 in 2024 to $2,041,790 in 2025. While global scrap metal export markets may continue to experience fluctuations due to economic conditions, trade policies and shifts in domestic consumption, the Company believes that its direct relationships with major scrap metal exporters and participation in the non-ferrous export supply chain position to benefit from continued demand for recycled metals in international markets.

U.S. containerized import markets experienced significant volatility in 2025 due in part to shifting tariff policies, changes in global sourcing patterns and uncertainty surrounding U.S. trade policy. Industry reports indicate that U.S. container import volumes fluctuated throughout 2025 as importers accelerated shipments earlier in the year to avoid anticipated tariffs, followed by periods of weaker demand as higher duties and inventory adjustments affected cargo flows. Overall, U.S. container imports in 2025 were estimated at approximately 25.4 million TEUs, slightly below 2024 levels, reflecting the impact of tariff uncertainty and cautious inventory management by importers. These conditions contributed to uneven monthly import volumes throughout the year, particularly for shipments originating from Asia.

Despite this volatility in import volumes, the Company experienced substantial growth in its import freight business during 2025. Import loads increased by 2,218 containers, rising to 6,275 loads in 2025 compared to 4,057 loads in 2024, representing growth of approximately 54.7% year over year. Correspondingly, import revenue increased to $4,837,876 in 2025 from $3,556,824 in 2024, representing a 36% increase and additional revenue of $1,281,052. The Company believes this growth was primarily driven by the expansion of direct relationships with importers and a strategic focus on working directly with cargo owners rather than entering rate-sensitive arrangements with price-cutting brokerage intermediaries. As a result, even during periods of tariff-driven market volatility and fluctuating container volumes, the Company was able to expand its share of import-related trucking activity and generate meaningful growth in both shipment volumes and revenue.

Our revenue from the “Others” vertical, where we hire “outside trucks” in markets our fleet does not service. Utilizing “outside trucks” allows us to scale our operations and serve our national clients in emerging markets with low risk.

Our revenue consisted of the following during the years ended December 31, 2025, and 2024:

	2025	2024
Commodity
Paper	$9,153,668	$10,709,992
Import	4,837,876	3,556,824
Metal	2,041,790	1,150,794
Log	345,700	293,645
Plastic	169,700	328,258
	$16,548,734	$16,039,513

Cost and expenses

Costs of revenue

Our cost of revenue includes all directly related costs to deliver our services, which includes independent contractor drivers, insurance, truck maintenance costs, equipment rental, parking rent expense, dispatch service fees, depreciation and amortization and other directly related costs. Our costs of revenue for the years ended December 31, 2025 and 2024 was $16,051,009 and $14,270,913, respectively, representing an increase of 12%. Of these amounts, approximately $1,429,524 and $1,881,265 were related to transactions with related parties. Such increase was in line with our increased revenue. The increase was primarily attributable to higher depreciation expenses, additional dispatch service costs incurred during the year, and higher parking rent expenses related to our leased parking facilities. Changes in trade policies and tariffs may also have an indirect impact on market conditions, including shipment volumes and input cost dynamics; however, no material impact was identified for the period presented.

Gross profit

As a result of the foregoing, our gross profit decreased by $1,270,875 to $497,725 for the year ended December 31, 2025 from $1,768,600 for the year ended December 31, 2024. Gross margin decreased to 3% from 11% in the prior year. The decrease was primarily attributable to the increase in cost of revenue, which increased at a faster pace than revenue, primarily driven by higher depreciation expenses, increased dispatch service costs, and higher parking rent expenses related to our leased parking facilities.

General and administrative

Our general and administrative expenses consist primarily of automobile, office, insurance, payroll, rent expenses and stock compensation expenses. Our general and administrative expenses increased by $5,460,912 or 226% to $7,875,263 for the year ended December 31, 2025 from $2,414,351 for the year ended December 31, 2024. This change primarily results from an increase in professional fees from going public, travel expenses related to business development and depreciation expense, as well as the recognition of stock-based compensation in the amount of $5,363,550.

Income tax expense (benefit)

We recorded a provision for (benefit from) income taxes of $15,159 for the year ended December 31, 2025, as compared to $109,420 for the year ended December 31, 2024, a decrease of $94,261 or 86%. The change was primarily attributable to the change in pre-tax results during the year.

Net (loss) income

Net (loss) income for the years ended December 31, 2025 and 2024 was $(7,344,586) and $174,871, respectively. The change of net income was due to the decrease in gross profit as well as increased stock-based compensation.

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

The NLC information, including the related estimated total tonnage, has been prepared by, and is the responsibility of, the Company’s management. Our principal accountant has not audited, reviewed, examined, compiled or applied agreed-upon procedures with respect to such NLC information and, accordingly, our principal accountant does not express an opinion or any other form of assurance with respect thereto. The report of our principal accountant relates to the Company’s previously issued financial statements, and it does not extend to the NLC information and should not be read to do so.

The table below shows both the total NLCs and a breakdown of NLCs by business vertical during the fiscal years ended December 31, 2025 and 2024. Our revenue generation directly corresponds to NLC but is also impacted by the rates charged to customers.

	Year ended December 31, 2025		Year ended December 31, 2024
	Number of Loads Completed	Percentage in Total NLC	Number of Loads Completed	Percentage in Total NLC
Waste Paper	13,232	59.0%	16,641	73.4%
Waste Metal	2,413	10.7%	1,243	5.5%
Forestry	315	1.4%	271	1.2%
Import	6,275	28.0%	4,057	17.9%
Others	208	0.9%	453	2.0%
Total	22,443	100%	22,665	100%

For the year ended December 31, 2025, the NLC for Waste Paper decreased by 3,409, or 20.5%, to 13,232, from 16,641 for the year ended December 31, 2024. The decrease primarily reflected continued softness in export demand for recovered paper and increased domestic mill consumption, which reduced the number of export shipments during the period.

For the year ended December 31, 2025, the NLC for Waste Metal increased by 1,170, or 94.1%, to 2,413, from 1,243 for the year ended December 31, 2024. The increase was primarily attributable to higher demand for non-ferrous scrap exports and growth in shipments from existing and new customers.

For the year ended December 31, 2025, the NLC for Forestry increased by 44, or 16.2%, to 315, from 271 for the year ended December 31, 2024. The increase reflected higher customer shipping activity during the year due to volatility caused by implication of tariffs.

For the year ended December 31, 2025, the NLC for Import increased by 2,218, or 54.7%, to 6,275, from 4,057 for the year ended December 31, 2024. The increase was primarily attributable to growth in direct relationships with import customers despite volatility in import container demand influenced by trade tariffs.

For the year ended December 31, 2025, the NLC for Others decreased by 245, or 54.1%, to 208, from 453 for the year ended December 31, 2024. The decrease was primarily attributable to lower volumes from customers shipping plastics and other materials.

For the year ended December 31, 2025, total NLC decreased by 222, or 1.0%, to 22,443, from 22,665 for the year ended December 31, 2024. The decrease was primarily due to lower Waste Paper loads, partially offset by increases in Waste Metal and Import loads.

Liquidity and Capital Resources

As of December 31, 2025 and December 31, 2024, we had cash of $1,202,395 and $557,619, respectively. To date, we have financed our operations primarily through its operations, the proceeds from the issuance of common stock, as well as strategic financing.

During the year ended December 31, 2025, we had a net loss of $7,344,586 and net cash used in operations of $1,781,512, which resulted primarily from an increase in professional fees resulting from our IPO, non cash stock-based compensation expense of $5,363,550, as well higher cost of revenue, mainly driven by increased depreciation and amortization, facility-related expenses such as parking rent and increased current income tax expense from prior years liabilities. Subsequent to December 31, 2025, we have expanded our business operations to certain new territories and have raised service prices in response to market changes. Additionally, approximately of $2 million of our outstanding loan receivable are expected to be collected in 2026 and will be used in our operations. Currently, we are working to improve our liquidity and capital sources. In order to fully implement our business plan and sustain continued growth. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional loans. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. At the present time, however, we do not have commitments of funds from any lenders or potential investors. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the fiscal years ended December 31, 2025 and 2024:

	Years Ended
	December 31, 2025	December 31, 2024
Net cash used in operating activities	$(1,781,512)	$(593,734)
Net cash used in investing activities	(5,855,370)	(1,211,981)
Net cash provided by financing activities	8,281,657	907,358
Net increase (decrease) in cash	644,776	(898,357)
Cash at beginning of year	557,619	1,455,976
Cash at end of year	$1,202,395	$557,619

Operating activities used net cash of $1,781,512 during the year ended December 31, 2025, and $593,734 during the year ended December 31, 2024. Cash used in operating activities increased by $1,187,778 primarily due to a decrease in net income (loss) of $7,519,457, the recognition of stock-based compensation of $5,363,550, and an overall decrease of $1,109,896 from the change in operating assets and liabilities, for the year ended December 31, 2025 in comparison of the year ended December 31, 2024.

Investing activities used net cash of $5,855,370 during the year ended December 31, 2025, and $1,211,981 during the year ended December 31, 2024. Cash used in investing activities increased by $4,643,389 as compared to prior year. This change was primarily due to $5,000,000 in notes receivable activities during the year ended December 31, 2025.

Financing activities provided net cash of $8,281,657 during the year ended December 31, 2025 and $907,358 during the year ended December 31, 2024. Cash used in financing activities increased by $7,374,299. The increase in December  31, 2025, amount is due to $8,459,232 in proceeds from the issuance of common stock, offset by $1,124,039 in repayments of loans payable.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of December 31, 2025 and as for the 12 months thereafter:

Contractual Obligations	As of December 31, 2025	For the year ending December 31, 2026
Operating lease obligations	$319,298	$240,018
Operating lease obligations – related party	$69,059	$66,000

Debt obligations (principal repayments)	$992,005	$383,827
Debt obligations (principal repayments) -related party	$84,487	$84,487

Total Contractual Obligations	$1,464,849	$774,332

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

Accounts Receivable, net

Accounts receivable represent revenue earned for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company adopt the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. The Company estimates the allowance for credit loss based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. The allowance for credit losses was $123,371 as of December 31, 2025 and December 31, 2024. The balance of accounts receivable, net as of December 31, 2025 and December 31, 2024 amounted to $1,402,421 and $1,203,001, respectively. As of the date of this report issued, we collected approximately $1.4 million or 91% of accounts receivable outstanding as of December 31, 2025.

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

The Company evaluates uncertain income tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. The Company was not required to recognize any amounts from uncertain tax positions for the years ended December 31, 2025 and 2024. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as other factors. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing.

Recent Accounting Pronouncements

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarified that the disaggregation requirements of ASU 2024-03 are effective for public business entities for annual periods beginning after December 15, 2026. The adoption of this clarification had no impact on the Company’s financial position or results of operations

In March 2025, the FASB issued ASU 2025-02—Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments in this Update are effective immediately and on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of adoption of this standard to its consolidated financial statements and disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquirer in the Acquisition of a Variable Interest Entity. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting period within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 18) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure. On April 22, 2025, Golden Eagle CPAs LLC was appointed to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025. The Company’s financial statements had previously been audited by TAAD, LLP.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level.

The Company does not have robust and formal financial reporting policies and procedures in place to address SEC disclosure requirements. To assist in internal control over financial reporting, outside consultants are engaged.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent nor detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of December 31, 2025 due to the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, management identified two material weaknesses in the Company’s internal control over financial reporting, related to (i) we do not have internal audit function in place to monitor the control execution which may lead a material audit adjustments to the financial statements; (ii) lack of assessment and implementation of internal control over financial reporting in accordance with the requirement of COSO 2013 framework.

The material weaknesses did not result in any material misstatement of the Company’s consolidated financial statements for the periods presented; however, they created a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis.

Management has developed and is implementing a remediation plan to address the identified material weakness. Key elements of the remediation plan include engagement of external financial consultant with U.S. GAAP experience to help our management in financial reporting processes and are in the process of developing and implementing a comprehensive set of processes and internal controls to timely and appropriately (i) identify transactions that may be subject to complex U.S. GAAP accounting treatment, (ii) analyze the transactions in accordance with the relevant U.S. GAAP, and (iii) review the accounting technical analysis. While these remediation efforts are ongoing, management expects to complete testing of the operating effectiveness of the enhanced controls in a future period and therefore has not yet completed sufficient testing to conclude that the material weakness has been fully remediated as of December 31, 2025.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the year ended December 31, 2025.

Ongoing Monitoring

Management recognizes the importance of ongoing monitoring and continuous improvement of our internal control over financial reporting. We have established a process for regularly evaluating the effectiveness of our controls, including periodic self-assessments, internal audits, and ongoing monitoring activities. This process allows us to identify and address any emerging risks or control deficiencies in a timely manner.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers who were serving during the year ended December 31, 2025, and who were serving as of the date of this Annual Report:

Name	Age	Position
Hok C Chan	41	Chief Executive Officer, Chairman of the Board of Directors, President
John Feliciano III *	39	Chief Financial Officer, Director, Secretary
Jimmy M. Wong(1)(2)(3)	70	Independent Director
Pablo A Santana(1)(2)(3)**	39	Independent Director
Tan Ying Lo(1)(2)(3)	31	Independent Director
Florence Ng(4)(5)(6)	63	Independent Director
Chung Ming Bruce Hui(4)(5)(6)	50	Independent Director
Anthony Kwong(4)(5)(6)	37	Independent Director
Kah Loong Randy Yeo	51	Interim Chief Financial Officer

*	On December 1, 2025, Mr. Feliciano resigned as a Director, effective December 1, 2025, and as the Company’s Chief Financial Officer, effective December 15, 2025.
**	On December 19, 2025, Mr. Santana resigned as a Director and from all committees on which he was serving.

(1)	Member of the Audit Committee in 2025.
(2)	Member of the Compensation Committee in 2025.
(3)	Member of the Nominating and Corporate Governance Committee in 2025.
(4)	Appointed to the Audit Committee on February 9, 2026.
(5)	Appointed to the Compensation Committee on February 9, 2026.
(6)	Appointed to the Nominating and Corporate Governance Committee on February 9, 2026.

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

John Feliciano III had served as our principal financial officer and director since August 16, 2022 and was appointed as our Chief Financial Officer on July 1, 2024. He joined Toppoint Inc as the Chief of Strategy in 2020. Prior to that, he worked in the heavy equipment rental space from June 2017 to June 2020. During his tenure at Durante Rentals, he oversaw sales to drive EBITDA growth for a successful acquisition of the business by Clairvest, a private equity firm, in 2019. Mr. Feliciano also served as a consultant to Point-of-Rental Software, a software company based in Fort Worth, TX, providing operational and strategic consulting services from July 2020 to December 2023. Mr. Feliciano holds a Bachelor of Business Administration and Marketing from Florida International University. As noted above, on December 1, 2025, Mr. Feliciano resigned as a Director, effective December 1, 2025, and as the Company’s Chief Financial Officer, effective December 15, 2025. Mr. Feliciano’s resignation was due to personal reasons and not the result of any disagreement with the Company regarding its operations, policies, or practices.

Kah Loong Randy Yeo, 51, was appointed as the Company’s Controller on November 26, 2025. Subsequently, on December 19, 2025, Mr. Yeo was appointed as the Company’s Interim Chief Financial Officer. Mr. Yeo is an accomplished finance executive with over 20 years of experience in public accounting, investment banking, asset management, and financial technology. He has led financial operations, accounting, and strategic growth for investment funds, fintech startups, and hedge funds. On October 20, 2025, Mr. Yeo was appointed as a member of the Board of Directors of LQR House Inc., a Nevada corporation (“LQR”). At that time, Mr. Yeo was also appointed as the chairman of the Nominating and Corporate Governance Committee, a member of the Compensation Committee and a member of the Audit Committee of LQR. From 2021 to 2024, Mr. Yeo served as Chief Financial Officer, Chief Compliance Officer, and Head of Operations at Chiral Global Investors L.P., where he established and managed an institutional-quality asset management fund and implemented financial strategies that enhanced reporting transparency and operational scalability. Prior to that, he was U.S. Senior Controller at Riskfield Inc., where he helped guide the company through a $300 million IPO and streamlined cross-border financial operations. Mr. Yeo previously served as Chief Financial Officer and Head of Financial Control & Accounting at CITIC Securities International USA, LLC, overseeing financial reporting, forecasting, and investor relations. Earlier in his career, he held finance leadership roles at Direct Markets Holdings Corp., focusing on compliance, M&A integrations, and finance transformation initiatives. Mr. Yeo holds a Bachelor of Commerce in Accounting and Management Information Systems from Deakin University (Australia) and an MBA in Accounting from Maharishi University.

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

Pablo A Santana was elected to our board of directors on January 21, 2025. Mr. Santana has been serving as the Sales Account Manager for Custom Truck One Source Inc (NYSE: CTOS) since January 2021. Prior to his current role, he was the Sales Account Manager at C&C Lift Truck Inc. where he oversaw sales development of material handling equipment that is essential for the operations of warehouses and supply chain management from July 2015 to December 2020. Mr. Santana earned his bachelor’s degree in accounting and finance from CUNY College of Staten Island in New York City in 2014. On December 19, 2025, Mr. Santana, submitted a letter of resignation to the Board (the “Santana Letter”). Pursuant to the Santana Letter, Mr. Santana resigned from the Board of Directors effective December 19, 2025. Mr. Santana’s resignation was due to personal reasons and not the result of any disagreement with the Company regarding its operations, policies, or practices.

Tan Ying Lo was elected to our board of directors on January 21, 2025. Ms. Lo has been serving as the assistant project manager for Missions Points Network Limited, a company that offers loyalty rewards programs, since October 2021. At Missions Points Network Limited, Ms. Lo’s main responsibilities include implementing customer relationship management campaigns, conducting post campaign analysis, and managing daily operations and various projects. From June to October 2021, Ms. Lo was the assistant project manager for OPPA System Limited, a technology solutions company that organized over 2000 virtual events during the COVID-19 pandemic period. In this role, Ms. Lo planned and coordinated corporate online events, supervised the execution of international and regional events, and explored business opportunities with potential partners. From January 2020 to May 2021, Ms. Lo was the senior partnership executive for HKT The Club, Hong Kong, one of the biggest telecom companies in Hong Kong, where she prepared proposals for pitching potential new partners, coordinated media campaigns, and developed business strategies to support loyalty program growth. From July 2018 to December 2019, Ms. Lo was a graduation trainee for HKT The Club, Hong Kong. Ms. Lo obtained her Bachelor of Arts in Cultural Management from The Chinese University of Hong Kong (“CUHK”) in 2018. We believe that Ms. Lo is qualified to serve on our board of directors due to her business professional training and educational background as well as her extensive experience in developing business-to-business marketing strategies.

Florence Ng, 63, was elected to our board of directors on December 1, 2025. Mr. Ng is a solicitor qualified in Hong Kong Special Administrative Region since 2011, specializing in mergers and acquisitions, capital market and corporate commercial matters. Ms. Ng is currently the principal of FNC Advisory, LLC, specializing in corporate consulting. Ms. Ng served as an executive director for Mega Matrix Corp., a NYSE-listed company, from October 2021 to September 2022. Ms. Ng also served as an independent non-executive director for Armlogic Holding Corp., a Nasdaq-listed company, from May 2023 to Aug 2025, as an independent non-executive director for King’s Stone Holdings Group Limited, a company listed on the Hong Kong Stock Exchange, from October 2022 to July 2025, and as an independent non-executive director for China Caston 81 Finance Company Limited, a company listed on the Hong Kong Stock Exchange, from December 2013 to December 2023. We believe that Ms. Ng is qualified to serve on our board of directors due to her legal and professional training and her experience with corporate and transactional matters and public company service.

Chung Ming Bruce Hui, 50, was elected to our board of directors on December 29, 2025. Mr. Hui is a seasoned financial services executive with over 25 years of experience in Hong Kong’s financial industry, specializing in private wealth management, corporate wealth solutions, and wealth succession planning. He is a former Licensed Responsible Officer of an insurance brokerage and Head of Business for a trust company, with deep expertise in regulatory compliance, client advisory, and complex cross-generational wealth structures. Mr. Hui has a proven track record advising high-net-worth individuals (HNWIs), family businesses, and corporations on long-term financial planning, asset protection, and legacy preservation. His core competencies include: private and corporate wealth management; wealth succession and estate planning; trust and fiduciary structures; insurance brokerage and advisory; regulatory and compliance oversight; HNWI and family office advisory; risk management and asset protection; and cross-border Financial Planning. We believe that Mr. Kwong is qualified to serve on our board of directors due to his financial services, financial planning and strategies, and risk management and asset protection background.

Anthony Kwong, 37, was appointed to the Board on January 27, 2026. Mr. Kwong has over 14 years of experience in the accounting profession. He started his career as business consultant, focusing on corporate service. From June 2021 through the date of this Report, Mr. Kwong served as the founder and a director of Luen Fat Accounting and Secretarial Service Limited. From September 2020 through June 2021, he served as Manager at Intertrust Hong Kong, Corporate Service, and from November 2016 through August 2020, he served as an Assistant Manager at Vistra Hong Kong, Business and Consultancy Service. Mr. Kwong is dedicated to leveraging his extensive experience in accounting and tax advisory to serve a diverse range of industries, such as infrastructure construction, securities dealing, advertising, retail and wholesale trading, entertainment shows, and education. Mr. Kwong is a Certified Public Accountant (CPA) and Certified Tax Advisor (CTA) in Hong Kong, and he is also a Certified Anti-Money Laundering Specialist (CAMS). He received a BBA (with Honors) from The Hong Kong Polytechnic University in 2011. We believe that Mr. Kwong is qualified to serve on our board of directors due to his financial and tax and accounting background.

Arrangements Between Officers and Directors

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualified, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors. Except as disclosed elsewhere in this annual report, there is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was or is to be selected as a director, nominee or officer.

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

Committees of the Board of Directors

Our board has established an audit committee, a compensation committee, and a nominating and corporate governance committee, and each has its own charter approved by the board. The committee charters have been filed as exhibits to this report and are available on our website at https://toppointtrucking.com/ .

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

During the year ended December 31, 2025, Jimmy M. Wong, Pablo A Santana and Tan Ying Lo, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and NYSE American’s rules, served on our audit committee, with Jimmy M. Wong serving as the chairperson. Our board has determined that Jimmy M. Wong qualifies as the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

As noted above, on December 19, 2025, Mr. Santana resigned from the Board and all committee assignments. Additionally, on February 9, 2026, Florence Ng, Chung Ming Bruce Hui, and Anthony Kwong, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and NYSE American’s rules, were appointed to serve on the Audit Committee.

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

Compensation Committee

During the year ended December 31, 2025, Jimmy M. Wong, Pablo A Santana and Tan Ying Lo, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and NYSE American’s rules, served on our compensation committee, with Pablo A Santana serving as the chairperson. As noted above, on December 19, 2025, Mr. Santana resigned from the Board and all committee assignments. Additionally, on February 9, 2026, Florence Ng, Chung Ming Bruce Hui, and Anthony Kwong, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and NYSE American’s rules, were appointed to serve on the Compensation Committee, with Tan Ying Lo serving as the chairperson. The members of the compensation committee are also “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

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

Nominating and Corporate Governance Committee

During the year ended December 31, 2025, Jimmy M. Wong, Pablo A Santana and Tan Ying Lo, each of whom satisfies the “independence” requirements of NYSE American’s rules, served on our nominating and corporate governance committee, with Tan Ying Lo serving as the chairperson. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

As noted above, on December 19, 2025, Mr. Santana resigned from the Board and all committee assignments. Additionally, on February 9, 2026, Florence Ng, Chung Ming Bruce Hui, and Anthony Kwong, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and NYSE American’s rules, were appointed to serve on the Nominating and Corporate Governance Committee.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2025  , all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

●	Dingding He, a former director, whose Form 3 filing dated January 23, 2025 was delayed;

●	Hok C Chan, the CEO, whose Form 3 filing dated January 23, 2025 was delayed;

●	John Feliciano III, the former Chief Financial Officer and former director, whose Form 3 filing dated January 23, 2025 was delayed;

●	Pablo A Santana, a former director, whose Form 3 filing dated January 23, 2025 was delayed;

●	Tan Ying Lo, a director, whose Form 3 filing dated January 23, 2025 was delayed;

●	Heung Ling Chan, a 10% beneficial owner, failed to timely file his Form 3;

●	Florence Ng, an independent director, failed to timely file his Form 3;

●	Kah Loong Randy Yeo, our CFO, failed to timely file his Form 3;

●	Chung Ming Bruce Hui, an independent director, failed to timely file his Form 3; and

●	Anthony Kwong, an independent director, failed to timely file his Form 3;

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2025 and 2024

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total compensation in excess of $100,000 during the fiscal year ended December 31, 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)***	Total ($)
Hok C Chan, Chief Executive Officer,	2025	350,000	-	-	-	34,000	384,000
Chairman and President	2024	309,615	-	-	-	-	309,615

John Feliciano III, Former Chief Financial Officer,	2025	75,000	-	-	-	-	75,000
Former Director and Secretary	2024	-	-	-	-	147,733	147,733	*

Kah Loong Randy Yeo, Interim Chief Financial Officer and Controller**	2025	5,000					5,000
	2024	-	-	-	-	-	-

*	The Company paid consulting fees of $0 and $1,477,327 to 4 John Trucking for the years ended December 31, 2025 and 2024, respectively. John Feliciano III is the president of 4 John Trucking. For the year ended December 31, 2024, 4 John Trucking earned a commission of 10% on these consulting fees, amounting to $147,733. This commission constituted Mr. Feliciano III’s compensation during this period. See also “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

**	Kah Loong Randy Yeo commenced employment as our Interim Chief Financial Officer and Controller in December 2025 and November 2025, respectively.

***	Included in all other compensation was $34,000 paid to Hok C Chan for the reimbursement of expenses.

Employment Agreements

Under our employment agreement with our Chief Executive Officer, Hok C Chan, we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we will pay Mr. Chan an annual salary of $350,000. Additionally, Mr. Chan will be eligible to receive an annual cash bonus to the extent the Company achieves or exceeds its annual net profit objectives set forth in Exhibit A to the agreement. The percentage of base salary Mr. Chan is entitled to receive as a bonus is also detailed in Exhibit A, corresponding to the percentage of the Company’s net profit that must be achieved to earn such bonus level. Mr. Chan will be provided with standard executive benefits. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Chan’s employment by giving at least 60 days written notice. If we terminate Mr. Chan without cause or he resigns for good reason as provided under the agreement, we must pay for the immediate vesting of any outstanding unvested equity granted to Mr. Chan during his employment and immediate lifting of all lockups and restrictions on sales of such equity, or exercise of stock options. All other compensation shall cease as of the date of termination and the Company shall pay all previously earned, accrued and unpaid compensation. Mr. Chan is also subject to standard confidentiality and non-competition provisions. The foregoing summary of the material terms of Mr. Chan’s employment agreement is qualified in its entirety by reference to the full text of the agreement, which is filed as an exhibit to this report.

Under our employment agreement with our former Chief Financial Officer, John Feliciano III, we agreed that, for a three-year term, unless terminated earlier in accordance with its terms, we would pay Mr. Feliciano an annual salary of $75,000 and a stock option to purchase 750,000 shares of common stock to be granted within three months following the completion of the Company’s public offering. Mr. Feliciano was eligible to receive an annual cash bonus as determined by the board of directors. Mr. Feliciano was provided with standard executive benefits. The Company also provided standard indemnification and directors’ and officers’ insurance. Mr. Feliciano was also subject to standard confidentiality and non-competition provisions. The foregoing summary of the material terms of Mr. Feliciano’s employment agreement is qualified in its entirety by reference to the full text of the agreement, which was filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. As noted above, on December 1, 2025, Mr. Feliciano resigned as the Company’s Chief Financial Officer, effective December 15, 2025.

On December 19, 2025, we entered into an employment agreement with Kah Loong Randy Yeo (“Mr. Yeo”), pursuant to which Mr. Yeo was appointed as the Company’s new interim Chief Financial Officer. Pursuant to the Employment Agreement, we agreed to employ Mr. Yeo during the Term (defined below) in the position of interim Chief Financial Officer in which Mr. Yeo will have such duties and responsibilities to the Company as are customary for such a position in companies comparable to the Company and as are reasonably assigned, delegated and determined from time to time by the Company’s CEO and as agreed to by Mr. Yeo. The Term of the Employment Agreement began on December 19, 2025, and will run until such Employment Agreement is terminated by the Company upon fifteen days’ written notice to Mr. Yeo. Mr. Yeo will receive a base salary for all services to be rendered under the Employment Agreement at the rate of $5,000 per month. Mr. Yeo will receive standard employee benefits, and is eligible to receive bonuses and awards pursuant to the Company’s 2022 Equity Incentive Plan. The foregoing summary of the material terms of Mr. Yeo’s employment agreement is qualified in its entirety by reference to the full text of the agreement, which was filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2025.

Management Indemnification Agreements and Insurance

We have separately entered into an indemnification agreement with certain of our directors and executive officers. Each indemnification agreement provides for indemnification to the fullest extent permitted by law and our articles of incorporation and bylaws against any and all expenses, judgments, fines, penalties and amounts paid in settlement of any claim. The indemnification agreements will provide for the advancement or payment of all expenses to the indemnitee and for reimbursement to us if it is found that such indemnitee is not entitled to such indemnification under applicable law and our articles of incorporation and bylaws. The form of such indemnification agreement is filed as an exhibit to this report.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer named above had any unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2025.

Director Compensation

No member of our board of directors received any compensation for his or her services as a director during the fiscal year ended December 31, 2025.

Toppoint Holdings Inc. 2022 Equity Incentive Plan

On October 1, 2022, we established the Toppoint Holdings Inc. 2022 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 2,250,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. As of December 31, 2025, 50,000 shares of common stock under the Plan remained available for grant.

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

Stock options give the option holder the right to acquire from us a designated number of shares of Common Stock at a purchase price that is fixed upon the grant of the option. The exercise price will not be less than the market price of the Common Stock on the date of grant. Stock options granted may be either tax-qualified stock options (so-called “incentive stock options”) or non-qualified stock options.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 23, 2026, by (i) each of our named executive officers, current executive officers, and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock. The information below is based on 19,700,000 shares of our common stock outstanding as of March 23, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power, and also any shares which the person has the right to acquire within 60 days of March 23, 2026, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

Name of Beneficial Owner	Number of Shares	Percent of Class(1)

Directors and Executive Officers(2)
Hok C Chan(3)	3,900,000	19.797%
Jimmy M. Wong	-	*
Tan Ying Lo	-	*
Florence Ng	-	*
Chung Ming Bruce Hui	-	*
Anthony Kwong	-	*
Kah Loong Randy Yeo	-	*
All executive officers and directors (7 persons)	3,900,000	19.797%

Other Principal Shareholders
Heung Ling Chan(4)	5,700,000	28.934%
Inter Skyway Limited(5)	1,200,000	6.091%
Cullinan Investor Ltd(6)	1,200,000	6.091%
Bravion Global Limited(7)	1,200,000	6.091%

*	Less than 1%

(1)	Based on 19,700,000 shares of common stock issued and outstanding as of March 23, 2026.
(2)	Except as otherwise indicated, the business address of our directors and executive officers is 1250 Kenas Road, North Wales, PA, 19454.

(3)	Heung Ling Chan’s address is 33/C Block 18, Laguna Verde, Hong Hom, Kowloon, Hong Kong.
(4)	Represents 1,200,000 shares of common stock held by Inter Skyway Limited, a limited liability company incorporated under the laws of Hong Kong. The address of Inter Skyway Limited is RM A27, 24/F, REGENT’S PARK, PRINCE, INDUSTRIAL BUILDING 706 PRINCE EDWARD, ROAD EAST, KOWLOON, HONG KONG.
(5)	Represents 1,200,000 shares of common stock held by Cullinan Investor Ltd, a limited liability company incorporated under the laws of British Virgin Islands. The address of Cullinan Investor Ltd is AEGIS CHAMBERS, 1ST FLOOR, ELLEN SKELTON BUILDING, 3076 SIR FRANCIS DRAKE’S HIGHWAY, ROAD TOWN, TORTOLA VG1110, BRITISH VIRGIN ISLANDS.
(6)	Represents 1,200,000 shares of common stock held by Bravion Global Limited, a limited liability company incorporated under the laws of British Virgin Islands. The address of Bravion Global Limited is INTERSHORE CHAMBERS, ROAD TOWN, TORTOLA, BRITISH VIRGIN ISLANDS.

Changes in Control

We do not have any arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	-	-	50,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	50,000

(1)	On October 1, 2022, we established the Toppoint Holdings Inc. 2022 Equity Incentive Plan and reserved 2,250,000 shares of common stock for issuance under the Plan. The Plan was established to advance our interests and the interests of our stockholders by providing an incentive to attract, retain and reward persons performing services for us and by motivating such persons to contribute to our growth and profitability. Under the Plan, we may grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 2,250,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. The Plan and all awards granted under the Plan are intended to comply with Section 409A of the Code to the extent subject thereto, and, accordingly, to the maximum extent permitted, the Plan and all awards agreements shall be interpreted and administered to be in compliance therewith. For a further description of the Plan, see “Item 11. Executive Compensation—Toppoint Holdings Inc. 2022 Equity Incentive Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions during the past two fiscal years, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	The Company leases office space from Yu Ching Su, a relative of Mr. Hok C Chan, at 1900 N. Bayshore Drive, Unit No. 2301, Miami Beach, FL, 33141, with an area of 1,378 square feet, for use as office space. The lease term is from October 2022 to October 2025. The rent expense for this lease amounted to $75,000 and $100,000 for the years ended December 31, 2025 and 2024, respectively. In accordance with the lease agreement, the Company prepaid $300,000 to the related party for the entire amount of lease payments due under the three-year lease during year ended December 31, 2022. A copy of the lease agreement is filed as an exhibit to this report. This lease has expired in October, 2025 and has since not been renewed.

●	On January 1, 2023, the Company entered into a Services Agreement with 4 John Trucking, a Pennsylvania corporation controlled by John Feliciano III, our former Chief Financial Officer and a director, pursuant to which 4 John Trucking provided certain administrative and operational services to us, in consideration of 750,000 shares of common stock of our company which was effected through a transfer of such shares from Hok C Chan to John Feliciano III on January 1, 2024. On February 28, 2024, the Company entered into a Rescission Agreement with 4 John Trucking, pursuant to which the Company and 4 John Trucking agreed to rescind, ab initio, the transfer of 750,000 shares from Mr. Hok C. Chan to Mr. John Feliciano III as contemplated in the foregoing Services Agreement, dated January 1, 2023, by and between the Company and 4 John Trucking.

●	During the year ended December 31, 2024, the Company recorded advances from the Company to Mr. Hok C Chan, and the entire balance were reclassed and recorded as compensation in the amount of $393,775 which resulted from the Company waiving the repayment of such amount, as well as additional advances and related taxes through December 31, 2024.

●

On January 1, 2024, we entered into a new Services Agreement (the “2024 Services Agreement”) with 4 John Trucking, pursuant to which 4 John Trucking (an entity owned by the former Chief Financial Officer) agreed to continue to provide certain administrative and operational services to us, in consideration of a monthly fee equal to 10% of the total amount of accounts payable of the Company processed by 4 John Trucking during the previous month. A copy of this Services Agreement is filed as an exhibit to this report. During the years ended December 31, 2024 and 2025, we paid 4 John Trucking a service fee of $147,733 and $0, respectively, under the 2024 Services Agreement.

For the years ended December 31, 2025 and 2024, the Company paid the former Chief Financial Officer $423,489 and $339,454, respectively, for equipment rent related expenses. All the fees and expenses were recorded as cost of revenue-related parties on the accompanying consolidated statements of operations. For the year ended December 31, 2024, the Company paid total of $1,477,327 to 4 John Trucking of which, $339,454 for rent related expense and $147,733 for service fee earned with the remaining balance was settlement of accounts payable.

●

On July 1, 2024, we issued Hok C Chan a promissory note for advances he may provide to us from time to time, including an initial advance of $600,000. The promissory note bears an annual interest rate of 36.88%, increasing to 55% per annum after maturity, and outstanding amounts are due 90 days after the delivery of each respective advance to the Company or the respective direct payment to the Company’s creditor(s). In November 2024, Hok C Chan advanced an additional $500,000 to the Company under the promissory note. On July 7, 2025, the Company made a principal repayment approximately of $1 million to Hok C Chan. The two advances have been primarily paid as of the date of this report and are accruing interest at a rate of 55% per annum. The Company and Mr. Chan have continued to mutually agree to extend the repayment terms of the outstanding balances from time to time. As such, the Company does not consider the borrowings to be in default. As of December 31, 2025, the outstanding loan balance due to Hok C Chan was $84,487. Interest expense on such amount was $324,221 and $134,183 for the years ended December 31, 2025 and 2024, respectively, and was accrued and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

On December 3, 2025, December 19, 2025, and January 27, 2026, we entered into three separate share purchase agreements with three investors and Hok C. Chan, the Chief Executive Officer, as the seller. Pursuant to these agreements, the investors purchased an aggregate of 3,600,000 shares of our common stock from Mr. Chan, and the Company agreed to provide to the investors the right to purchase its pro rata portion of any new shares that the Company may from time to time propose to issue or sell to any person.

●

For the years ended December 31, 2025 and 2024, the Company paid $1,006,035 and $628,200, respectively, to a related party (family member of the Chief Executive Officer) for various services related to the dispatch of the independent truck drivers. These service fees were recorded as cost of revenue-related parties on the accompanying consolidated statements of operations. The Company also prepaid an additional $75,000 as an advance payment for dispatch services to be provided in 2026.

Additionally, during the year ended December 31, 2025, the Company paid $500,000 to such related party for a deposit on the purchase of truck chassis. Subsequent to December 31, 2025, the Company was notified that a return of the deposit will be imminent in the near future. As of the date of this Form 10-K, the deposit has not been returned.

●	We rent our principal executive office at 1250 Kenas Road, North Wales, PA 19454 from Hok C Chan, our Chief Executive Officer and Chairman, for a monthly rent of $5,500, with a term commencing on March 1, 2025 and ending on March 1, 2027. The rent expense for this lease amounted to $55,000 for the year ended December 31, 2025. The lease agreement for this lease is filed as an exhibit to this report.

Director Independence

Jimmy M. Wong, Tan Ying Lo, Florence Ng, Chung Ming Bruce Hui, and Anthony Kwong each serves on our board of directors as an “independent director” and satisfies the “independence” requirements of NYSE American’s rules.

Independent Directors

The NYSE American’s rules generally require that a majority of an issuer’s board of directors consist of independent directors. As of the date of this Report, board of directors consisted of six directors, five of whom, Jimmy M. Wong, Tan Ying Lo, Florence Ng, Chung Ming Bruce Hui, and Anthony Kwong, have each been determined by our board of directors to be an “independent director” within the meaning of the NYSE American’s rules, and one of whom, Hok C Chan, has not been determined by our board of directors to be an “independent director” within the meaning of the NYSE American’s rules. For discussion of compensation and indemnification arrangements with our independent directors for services performed as members of our board of directors, see “Item 11. Executive Compensation – Director Compensation” , which is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed to the Company by TAAD LLP and Golden Eagle CPAs LLC, the Company’s principal registered public accounting firms performing services in connection with engagements for which independence is required (each, the “principal accountant”), for the indicated services for each of the last two fiscal years were as follows:

	Year Ended
	December 31,
	2025	2024
Audit Fees
-TAAD LLP	$-	$234,311
-Golden Eagle CPAs LLC	175,000
Audit-Related Fees		-
Tax Fees		-
All Other Fees		-
Total	$175,000	$234,311

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

Pre-Approval Policies and Procedures

The Audit Committee has reviewed and approved, or the board of directors of the Company has reviewed and approved by unanimous written consent, all fees earned in 2025 and 2024 by the Company’s principal accountant, and actively monitored the relationship between audit and non-audit services provided. The Audit Committee and the board of directors have concluded that the fees earned by the principal accountant were consistent with the maintenance of the principal accountant’s independence in the conduct of its auditing functions.

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

(3) Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b) Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation of Toppoint Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 filed on August 12, 2024)
3.2	Amended and Restated Bylaws of Toppoint Holdings Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 filed on August 12, 2024)
4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed April 15, 2025)
4.2	Representative’s Warrants issued to A.G.P./Alliance Global Partners, dated January 23, 2025 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on January 23, 2025)
10.1	Share Exchange Agreement among the Registrant, Toppoint Inc and Hok C Chan, dated as of September 29, 2022 (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-1 filed on August 12, 2024)
10.2†	Employment Agreement between the Registrant and its Chief Executive Officer, dated July 23, 2024 (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 filed on August 12, 2024)
10.3†	Employment Agreement between the Registrant and its former Chief Financial Officer, dated July 23, 2024 (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-1 filed on August 12, 2024)
10.4	Form of Independent Director Agreement between the Registrant and each independent director (incorporated by reference to Exhibit 10.4 to the registration statement on Form S-1 filed on August 12, 2024)
10.5	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-1 filed on August 12, 2024)
10.6†	Toppoint Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the registration statement on Form S-1 filed on August 12, 2024)
10.7†	Form of Stock Option Agreement for Toppoint Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the registration statement on Form S-1 filed on August 12, 2024)
10.8†	Form of Restricted Stock Award Agreement for Toppoint Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the registration statement on Form S-1 filed on August 12, 2024)
10.9	Services Agreement by and between Toppoint Holdings Inc. and 4 John Trucking Inc., dated January 1, 2024 (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-1 filed on August 12, 2024)
10.10	Parking License Agreement by and between Toppoint Inc and 87 Doremus Ave LLC, dated June 1, 2024 (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-1 filed on August 12, 2024)
10.11	Residential Lease for Apartment or Unit in Multi-Family Rental Housing, by and between YU CHING SU and Toppoint Inc, dated October 1, 2022 (incorporated by reference to Exhibit 10.12 to the registration statement on Form S-1 filed on August 12, 2024)

10.12	Rescission Agreement, by and between Toppoint Holdings Inc. and 4 John Trucking Inc., dated February 28, 2024 (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-1 filed on August 12, 2024)
10.13	Promissory Note of the registrant to Hok C Chan (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-1 filed on August 12, 2024)
10.14	Underwriting Agreement, dated January 21, 2025, by and between Toppoint Holdings Inc. and A.G.P./Alliance Global Partners (as representative of the underwriters named therein) (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K filed on January 23, 2025)
10.15	Commercial Lease Agreement, dated March 1, 2025, by and between Hok C Chan and Toppoint Inc. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed April 15, 2025)
10.16	Amended and Restated Loan Agreement dated April 7, 2025, by and between Toppoint Holdings Inc. and Golden Bridge Capital Management Limited (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed April 15, 2025)
10.17†*	Cancellation Agreement dated as of September 25, 2025 between Toppoint Holdings Inc. and John Feliciano III
10.18	Share Purchase Agreement dated as of December 3, 2025 between Toppoint Holdings Inc., Inter Skyway Limited, and Hok C. Chan. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 3, 2025)
10.19	Share Purchase Agreement dated as of December 19, 2025 between Toppoint Holdings Inc., Bravion Global Limited, and Hok C. Chan. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 23, 2025)
10.20*	Parking License Agreement by and between Toppoint Inc and 46-58 Albert Ave LLC, dated January 1, 2026
10.21	Share Purchase Agreement dated as of January 27, 2026 between Toppoint Holdings Inc., Cullinan Investor Ltd., and Hok C. Chan. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 2, 2026)
10.22†	Controller Employment Agreement, dated as of November 26, 2025, between Toppoint Holdings Inc. and Kah Loong Randy Yeo (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 3, 2025)
10.23†	Interim Chief Financial Officer Employment Agreement, dated as of December 19, 2025, between Toppoint Holdings Inc. and Kah Loong Randy Yeo (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 23, 2025)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the registration statement on Form S-1 filed on August 12, 2024)
16.1	Letter from TAAD, LLP (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed April 22, 2025)
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the annual report on Form 10-K filed on April 15, 2025)
21.1*	List of Subsidiaries
23.1*	Consent of TAAD, LLP
23.2*	Consent of Golden Eagle CPAs LLC
31.1*	Certification of Chief Executive Officer of Toppoint Holdings Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer of Toppoint Holdings Inc., pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer of Toppoint Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer of Toppoint Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Clawback Policy (incorporated by reference to Exhibit 99.7 to the registration statement on Form S-1 filed on August 12, 2024)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-1 filed on August 12, 2024)
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the registration statement on Form S-1 filed on August 12, 2024)
99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the registration statement on Form S-1 filed on August 12, 2024)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

†	Executive compensation plan or arrangement

*	Filed herewith.

**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY.

None.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Toppoint Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Toppoint Holdings Inc. as of December 31, 2025, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Golden Eagle CPAs LLC

We have served as the Company’s auditor since 2025.

Bedminster, New Jersey

March 25, 2026

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

Diamond Bar, California

April 15, 2025

TOPPOINT HOLDINGS INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$1,202,395	$557,619
Accounts receivable, net	1,402,421	1,203,001
Contract assets	178,392	88,153
Deferred offering costs	-	398,512
Prepaid expenses–related party	75,000	-
Loan receivable, current	2,000,000	-
Interest receivable from loan receivable	365,779	-
Total Current Assets	5,223,987	2,247,285
Other Assets
Property and equipment, net	1,207,056	1,191,572
Deposit on property and equipment – related party	500,000	-
Intangible asset, net	470,525	739,396
Loan receivable, non-current	3,000,000	-
Right-of-use asset, net	458,614	675,561
Right-of-use asset, net– related parties	74,559	82,098
Security deposit	61,000	50,000
Total Assets	$10,995,741	$4,985,912
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$886,243	$402,552
Deferred revenue	23,091	-
Income taxes payable	-	142,093
Loans payable, current maturities	383,827	3,147
Related party loan	84,487	1,100,000
Lease liability, current maturities	174,344	130,552
Lease liability, current maturities – related parties	63,586	-
Total Current Liabilities	1,615,578	1,778,344
Loans payable, net of current maturities	608,178	146,753
Lease liability, net of current maturities	144,954	331,833
Lease liability, net of current maturities – related parties	5,473	-
Deferred tax liability	-	187,108
Total Liabilities	2,374,183	2,444,038
Commitment and contingencies

Shareholders’ Equity
Preferred stock, $0.0001 par value, 50,000,000 authorized, 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 19,700,000 and 15,000,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,970	1,500
Additional paid-in capital	13,563,550	139,750
(Accumulated Deficit) Retained earnings	(4,943,962)	2,400,624

Total Shareholders’ Equity	8,621,558	2,541,874
Total Liabilities and Shareholders’ Equity	$10,995,741	$4,985,912

The accompanying notes are an integral part of these consolidated financial statements.

TOPPOINT HOLDINGS INC.

Consolidated Statements of Operations

	For The Year Ended December 31, 2025	For The Year Ended December 31, 2024
Revenue
Non-related revenue	$16,548,734	$16,039,513
Total revenue	16,548,734	16,039,513

Costs and expenses
Costs of revenue	14,621,485	12,389,648
Costs of revenue – related parties	1,429,524	1,881,265
General and administrative expenses	7,875,263	2,414,351
Total cost and expenses	23,926,272	16,685,264

Loss from operations	(7,377,538)	(645,751)

Other (expense) income
Interest expense	(363,499)	(139,657)
Interest income	381,292	-
Loss on disposal	-	(11,498)
Other income	-	862,357
Total other income, net	17,793	711,202

(Loss) income before income taxes	(7,359,745)	65,451

Provision for (benefit from) income taxes:
Current	171,949	85,688
Deferred	(187,108)	(195,108)
	(15,159)	(109,420)

Net (loss) income	$(7,344,586)	$174,871

Basic and diluted net (loss) income per share attributed to common stockholders	$(0.41)	$0.01
Weighted Average Number of Shares Outstanding - Basic and Diluted	17,923,425	15,000,000

The accompanying notes are an integral part of these consolidated financial statements.

TOPPOINT HOLDINGS INC.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2025	15,000,000	$1,500	$139,750	$2,400,624	$2,541,874
Issuance of Common Stock	2,500,000	250	8,060,470	-	8,060,720
Stock-based compensation	2,200,000	220	5,363,330	-	5,363,550
Net loss	-	-	-	(7,344,586)	(7,344,586)
Balance – December 31, 2025	19,700,000	$1,970	$13,563,550	$(4,943,962)	$8,621,558

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2024	15,000,000	$1,500	$139,750	$2,225,753	$2,367,003
Net income	-	-	-	174,871	174,871
Balance – December 31, 2024	15,000,000	$1,500	$139,750	$2,400,624	$2,541,874

The accompanying notes are an integral part of these consolidated financial statements.

TOPPOINT HOLDINGS INC.

Consolidated Statements of Cash Flows

	For The Year Ended December 31, 2025	For The Year Ended December 31, 2024
Cash flows from operating activities:
Net (loss) income	$(7,344,586)	$174,871
Adjustments to reconcile from net (loss) income to net cash used in operating activities:
Amortization of right-of-use assets	349,203	263,118
Bad debt expense	-	123,371
Loss on disposal	-	11,498
Deferred compensation	-	207,016
Depreciation	339,886	96,984
Deferred taxes	(187,108)	(195,108)
Amortization of intangible assets	268,871	67,218
Amortization of debt issuing cost	4,167	-
Stock-based compensation	5,363,550	-
Changes in operating assets and liabilities
Accounts receivable	(199,420)	(385,750)
Contract assets	(90,239)	142,457
Prepaid expenses		750
Prepaid expense-related party	(75,000)	-
Interest receivable from loan receivable	(365,779)	-
Security deposit	(11,000)	(50,000)
Accounts payable and accrued expenses	483,689	66,955
Income taxes payable	(142,093)	(154,312)
Deferred revenue	23,091	(862,841)
Lease liability	(143,087)	(99,961)
Lease liability – related party	(55,657)	-
Net cash used for operating activities	(1,781,512)	(593,734)

Cash flows from investing activities:
Payment of loan receivable	(6,000,000)	-
Repayment from loan receivable	1,000,000	-
Purchase of intangible assets	-	(8,000)
Deposit on property and equipment – related party	(500,000)	-
Purchases of property and equipment	(355,370)	(1,203,981)
Net cash used in investing activities	(5,855,370)	(1,211,981)

Cash flows from financing activities:
Deferred offering costs	-	(192,642)
Proceeds from loan payable	996,464	-
Proceeds from loan payable-related party	-	1,100,000
Repayments of loan payable	(108,526)	-
Repayments of loan payable-related party	(1,015,513)	-
Debt issuance costs paid	(50,000)	-
Issuance of common stock, net of issuance cost	8,459,232	-
Net cash provided by financing activities	8,281,657	907,358

Net increase (decrease) in cash	644,776	(898,357)
Cash, beginning of year	557,619	1,455,976
Cash, end of year	$1,202,395	$557,619

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$39,230	$5,848
Income taxes	$314,042	$240,000

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

On June 4, 2025, the Company established a wholly-owned subsidiary, Topp Metals Inc., which was incorporated under the provisions of the Pennsylvania Business Corporation Law of 1988, with its registered office located in Lansdale, Pennsylvania. As of the date of these financial statements released, Topp Metals Inc. has no business activities.

The Company is a truckload services and solutions provider focused on the recycling export supply chain. The Company has become a key player in the New Jersey and Pennsylvania regional trucking market for waste paper. In addition to waste paper, the Company’s portfolio also includes the shipment of scrap metal and wooden logs from large waste companies, recycling centers and commodity traders to the ports of Newark, NJ and Philadelphia, PA. The Company also provide import transportation services at the ports of Newark and Philadelphia, under which we transport cargo-filled containers from the ports to our customers’ designated delivery locations. The Company continue to expand their footprints domestically and internationally and have ventured into the recycling export transport markets in Tampa, Jacksonville, and Miami, FL, and Baltimore, MD, in 2023, and Ensenada, Mexico in 2024, and Houston, Texas in 2025.

Basis of Presentation and Preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Toppoint, Inc. and Topp Metals Inc. All intercompany balances and transactions are eliminated.

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

Cash

The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of December 31, 2025 and 2024, cash balances held in the banks, exceeding the standard insurance amount, are $952,395 and $307,619, respectively. As of December 31, 2025 and 2024, cash balances held in the banks are $1,202,395 and $557,619, respectively.

Accounts Receivable, net

Accounts receivable represent revenue earned for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company adopt the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. The Company estimates the allowance for credit loss based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. The allowance for credit losses was $123,371 as of December 31, 2025 and December 31, 2024. The balance of accounts receivable, net as of December 31, 2025 and December 31, 2024 amounted to $1,402,421 and $1,203,001, respectively.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets. Equipment is depreciated over its useful life of five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service.  The Company evaluates property and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. As of December 31, 2025 and 2024, the Company’s property and equipment balance consisted of leasehold improvements and equipment.

Intangible Assets

Intangible assets consist of internally developed software in the amount of $806,614 and $806,614 as of December 31, 2025, and 2024. The software has been placed into service as of December 31, 2024 with useful life of three years. Accumulated amortization amounted to $336,089 as of December 31, 2025. The software is being developed to utilize AI based technology and synch with custom software designed specifically for the Company’s needs in the export drayage vertical. The software offers a variety of features and benefits that allow AI to scale and automate business operations. The Company evaluated intangible assets for impairment as of December 31, 2025 and 2024 and determined that there are no impairment losses.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows.

The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss  was recorded for the years ended December 31, 2025 and 2024.

Deferred Offering Costs

Deferred offering costs represents specific incremental costs incurred by the Company directly attributable to a proposed offering of securities. These amounts have been deferred and will be charged against the gross proceeds of the offering. These offering costs include fees paid to underwriters, attorneys, accountants as well as printers and other third parties directly related to the offering. Costs such as management salaries or other general administrative expenses that are not incremental to the offering are not included in the deferred costs. Deferred offering costs amounted to $398,512 as of December 31, 2024. Such amounts have been charged against the gross proceeds from the offering during the year ended December 31, 2025.

Debt Issuance Costs

Debt issuance cost related to a recognized debt liability is presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Amortization of debt origination costs is calculated using the effective interest method and is included as a component of interest expense.

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

Disaggregation of Revenue

The Company’s revenue is principally derived from providing truckload services focused on the recycling export supply chain.

The Company disaggregates their revenue by the type of commodity, as shown below for the years ended December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Commodity
Paper	$9,153,668	$10,709,992
Import	4,837,876	3,556,824
Metal	2,041,790	1,150,794
Log	345,700	293,645
Plastic	169,700	328,258
	$16,548,734	$16,039,513

Contract Assets and Contract Liabilities

Contract assets include unbilled amounts from services which have been provided and revenue recognized. Contract asset balances amounted to $178,392 and $88,153 as of December 31, 2025 and 2024, respectively.

Contract liabilities include amounts billed and collected before any service is performed. Contract liabilities amounted to $23,091 and nil as of December 31, 2025 and 2024, respectively.

Costs of revenue

Costs of revenue includes all directly related costs to deliver our services, which includes independent contractor drivers, insurance, truck maintenance costs, equipment rental, parking rent expense, dispatch service fees, depreciation and amortization and other directly related costs. Such costs are expensed as incurred.

Other income

Other income consists of other income which does not fall under the guidance of ASC 606 during the year ended December 31, 2024. Such amounts were determined to not be under the guidance of ASC 606 because they do not represent an output of the Company’s ongoing or major operations. The amounts were from the sale of scrap material which is a one-time service the Company does not currently perform in. Additionally, other income for the year ended December 31, 2024, included $862,841 related to the expiration of the right-of-refund period. There was no such other income for the year ended December 31, 2025.

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

Share-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, including non-employee directors, the fair value of a stock option award is measured on the grant date. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense to employees and all directors are reported within payroll and related expenses in the consolidated statements of operations. Stock-based compensation expense to non-employees is reported within marketing and business development expense in the consolidated statements of operations.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, , prepaid expenses and other current assets, loans payable, accounts payable and accrued expenses and other current liabilities and deferred revenue approximate the fair value of the respective assets and liabilities as of December 31, 2025 and 2024 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of loan receivable-noncurrent and loans payable-noncurrent approximates its fair value at December 31, 2025 and 2024 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

The Company evaluates uncertain income tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. The Company was not required to recognize any amounts from uncertain tax positions for the year ended December 31, 2025, and 2024. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as other factors. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing.

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

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings (loss) per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2025 and 2024, the Company had no potentially dilutive securities.

Segment Information

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief financial officer, the Company’s chief operating decision maker (the “CODM”) has been identified as the Chief Executive Officer (“CEO”) in order to allocate resources and assess the performance of the segment.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM or decision-making group, in deciding how to allocate resources and in assessing performance. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the CODM, reviews operating results by the revenue of different products. Based on management’s assessment, the Company has determined that it has one operating segment.

Recent Accounting Pronouncements

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarified that the disaggregation requirements of ASU 2024-03 are effective for public business entities for annual periods beginning after December 15, 2026. The adoption of this clarification had no impact on the Company’s financial position or results of operations.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquirer in the Acquisition of a Variable Interest Entity. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting period within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 18) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

Reclassification:

Certain prior year operating expenses have been reclassified to cost of revenue to conform with the current year’s presentation. These reclassification were made for comparative purpose and had no effect on the previous reported total assets, liabilities or net income.

NOTE 3: LIQUIDITY

The Company incurred a net loss of $7,344,586 for the year ended December 31, 2025. Included in the net loss was non-cash stock compensation expense of $5,363,550 for the year ended December 31, 2025. Management does not expect a large recurring stock-based compensation expense in 2026. As of December 31, 2025, the Company had cash balance of $1,202,395 and working capital of $3,608,409. The Company had cash outflow of $1,781,512 used for operating activities and $5,855,370 used for investing activities for the year ended December 31, 2025. The Company has historically funded its working capital needs, primarily through its operations, the proceeds from the issuance of common stock, as well as strategic financing. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. Subsequent to December 31, 2025, the Company has expanded its business operations to certain new territories and has raised its service prices in response to market changes. Additionally, as disclosed in Note 5, approximately $2 million outstanding loan receivable are expected to be collected in 2026 and will be used in its operations.

Currently, the Company is working to improve its liquidity and capital sources. In order to fully implement its business plan and sustain continued growth, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments and may also need additional cash resources in the future. The Company is in the process of discussing working capital and financing through various lenders and financial institutions. At the present time, however, the Company does not have commitments of funds from any lenders or potential investors.

NOTE 4: ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following at December 31, 2025 and 2024

	As of December 31, 2025	As of December 31, 2024
Accounts receivable	$1,525,792	$1,326,372
Less: allowance for credit loss	(123,371)	(123,371)
	$1,402,421	$1,203,001

The movement of allowance for credit losses is as follows:

	As of December 31, 2025	As of December 31, 2024
Beginning balance	$123,371	$-
Additions (recovery) of allowance for credit loss	-	123,371
Ending balance	$123,371	$123,371

As of the issuance date of this Form 10-K, the Company has collected approximately $1,393,000 of accounts receivable outstanding as of December 31, 2025.

NOTE 5: LOAN RECEIVABLE

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

The Golden loan receivable was amended on April 7, 2025, to amend the payment terms and interest as follows: payments to be made are a minimum of $1,000,000 by January 2026, $2,000,000 from January 2026 through January 2027 and $3,000,000 from January 2027 through January 2028, plus accrued interest at an annual rate of 7%. If the debt is not repaid in accordance with the foregoing schedule, an additional penalty interest of 5% per annum will apply to any overdue amounts. During the year ended December 31, 2025, the Company recognized interest income in the amount of $365,779. During the year ended December 31, 2025, the Company received total principal repayments of $1,000,000 from Golden. As of December 31, 2025, the loan receivable principal balance was $5,000,000, of which $2,000,000 was classified as current and $3,000,000 as non-current. and interest receivable balance was $365,779.

NOTE 6: PROPERTY AND EQUIPMENT, NET AND INTANGIBLE ASSETS, NET

Property and equipment, net, consist of the following:

	December 31, 2025	December 31, 2024	Useful Life

Leasehold improvements	$150,973	$150,973	Life of lease (33 months)
Equipment*	1,546,897	1,191,528	3-5 years
Less: accumulated depreciation	(490,815)	(150,929)
Property and Equipment, net	$1,207,056	$1,191,572

*	The equipment was pledged as collateral to secure the Company’s borrowings from M&T Bank and Maxus Machinery (see Note 6).

Depreciation expense amounted to $339,886 and $96,984 for the years ended December 31, 2025 and 2024, respectively.

Intangible assets, net, consist of the following:

	December 31, 2025	December 31, 2024

Software development	$806,614	$806,614
Less: accumulated amortization	(336,089)	(67,218)
Software development, net	$470,525	$739,396

Amortization expense amounted to $268,871 and $67,218 for the years ended December 31, 2025 and 2024, respectively. The software has been placed into service as of December 31, 2024 with useful life of three years.

The following table represents the total estimated amortization of intangible assets for the succeeding years:

Estimated
amortization
For the year ending December 31:	expense
2026	$268,871
2027	201,654
$470,525

NOTE 7: LOANS PAYABLE

Loans payable is summarized as follows:

Description	Loan Date	Loan Amount	Interest Rate	Maturity Date	Remaining Principal Balance as of December 31, 2025	Remaining Principal Balance as of December 31, 2024

Maxus Machinery*	October 2025	$667,964	12.00%	October 2027	$592,927	$-
Economic Injury Disaster Loan (“EIDL”)**	May 2020	$149,900	3.75%	May 2050	149,900	149,900
M&T Term Loan***	May 2025	$328,500	6.09%	May 2030	295,011	-
					1,037,838	-
Less current maturities					383,827	-
Less unamortized debt issuance cost					45,833	-
					$608,178	$149,900

*	On October 1, 2025, the Company entered into a Truck Loan agreement with a third-party lender Maxus Machinery in the amount of $667,964. The loan bears interest at 12% per annum and is repayable in 24 equal monthly installments, beginning November 1, 2025. Upon execution of the agreement, the Company also paid a non-refundable legal and due diligence fee of $50,000. As security for the loan, the Company granted the lender a security interest in forty (40) adjustable and tandem-axle chassis identified by their respective vehicle identification numbers. In the event of default, the lender may accelerate the loan and take possession of the collateral.

**	The EIDL was entered into during May 2020. Interest accrues at 3.75% per annum. Under the original agreement, principal payments were deferred, and the maturity date is May 2050.

***	On May 8, 2025, the Company entered into a term loan with M&T Bank in the amount of $328,500. The loan bears interest at a rate of 6.09% and has monthly payments of principal and interest. The maturity date is May 2030 and is collateralized by the Company’s equipment.

Interest expense on loans payable mentioned above amounted to $39,230 and $5,474 for the years ended December 31, 2025 and 2024, respectively. Amortization of debt issuance costs amounted to $4,167 for the year ended December 31, 2025.

At December 31, 2025, combined scheduled maturities of the outstanding debt are as follows:

For the Periods Endings:
2026	$383,827
2027	333,361
2028	68,026
2029	72,287
2030	30,438
Thereafter	149,900
$1,037,838

NOTE 8: LEASES

The Company leases an office, parking area and automobiles under non-cancelable operating lease agreements. The leases have remaining lease terms ranging from three to five years.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location	December 31, 2025	December 31, 2024

Operating Leases
Right-of-use assets, net	$458,614	$675,561
Right-of-use assets – related parties, net	74,559	82,098

Lease liability, current maturities	(174,344)	(130,552)
Lease liability, current maturities – related parties	(63,586)	-

Lease liability, net of current maturities	(144,954)	(331,833)
Lease liability, net of current maturities – related parties	(5,473)	-
Total operating lease liabilities	$(388,357)	$(462,385)

Weighted Average Remaining Lease Term
Operating leases	1.56 years	2.68 years
Weighted Average Discount Rate
Operating leases	25%	25%

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Period Ending December 31,	Operating
2026	$306,018
2027	165,512
Total lease payments	471,530
Less: Imputed interest	83,173
Present value of lease liabilities	$388,357

Total lease expense for leases accounted for under ASC 842 amounted to $438,197 and $408,197 for the years ended December 31, 2025 and 2024, respectively, of which $130,000 and $100,000, respectively, were incurred in connection with leases from related parties.

The Company has various other leases which do not fall under the guidance of ASC 842, primarily because there is not an identified asset. Such leases are not included in any amounts noted above.

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

(1)	Trend Intermodal Chassis Leasing LLC (“Trend”) filed a lawsuit against Toppoint Inc. in the Superior Court of New Jersey on August 16, 2024, alleging breach of contract under a Master Equipment Lease Agreement and Lease for intermodal chassis and GPS units. Trend claimed that Toppoint failed to make timely rental payments and return the leased equipment, despite repeated demands. Trend sought at least $124,500 in damages, plus interest and attorneys’ fees. On April 3, 2025, Trend and Toppoint entered into a Settlement Agreement to resolve the lawsuit. Toppoint agreed to a consent judgment of $222,540 but would only face enforcement if it failed to make scheduled payments totaling $150,000 and return all leased chassis and GPS units by April 11, 2025. Toppoint made an initial $30,000 payment and six monthly payments of $20,000. For any equipment not returned by the deadline, Toppoint would pay $15,000 per chassis and $500 per GPS unit. As of December 31, 2025, Toppoint has fulfilled all agreed upon terms and $150,000 has been paid by the Company and no liability is outstanding.

(2)	On January 12, 2024, two drivers, Rainey Mejia Rodriguez and Frank Santana Rodriguez (the “plaintiffs”), filed a class action lawsuit against Toppoint Inc, and certain other parties, including Hok C. Chan, in the Superior Court of New Jersey, Essex County, alleging misclassification of truck drivers as independent contractors rather than employees. The plaintiffs seek to represent a class of similarly situated individuals who provided services in New Jersey from January 2018 through the date of the complaint. The complaint asserted violations of the New Jersey Wage Payment Law and the New Jersey Wage and Hour Law, including claims of unlawful wage deductions and failure to pay overtime. The plaintiffs sought compensatory damages, treble and/or liquidated damages, attorneys’ fees, and injunctive relief, without specifying a dollar amount of damages. On July 27, 2024, August 26, 2024, and November 22, 2024, the Court issued multiple orders dismissing the case for lack of prosecution. Upon a motion to reinstate the case filed on January 15, 2025 by the plaintiffs, the Court reinstated the case on January 31, 2025. On May 1, 2025, Toppoint Inc filed a motion to dismiss the amended complaint, and a motion hearing was held on July 3, 2025. On June 6, 2025, the court dismissed the case without prejudice against Mr. Hok C. Chan for lack of prosecution. The Company believes the claims are without merit and intend to continue to vigorously defend against them. The Company does not believe there is a probable and estimable loss as of December 31, 2025.

NOTE 10: STOCKHOLDERS’ EQUITY

At December 31, 2025, the Company had 300,000,000 shares of common stock authorized with a par value of $0.0001, and 50,000,000 shares of preferred stock authorized with a par value of $0.0001.

On August 16, 2022, the Company issued 7,500,000 shares of common stock to four investors at a per share purchase price of $0.0001. The four investors were the founders of the Company. On September 29, 2022, the Company issued 7,500,000 shares of common stock at par, in conjunction with the Common Control Transfer. Prior to the Common Control Transfer, the Former Owner, owned 100% of Toppoint, Inc. Additionally, the Company and The then current shareholders entered into a Voting Agreement and Irrevocable Proxy (the “Voting Agreement”), whereas each shareholder, unconditionally and irrevocably appoints the Former Owner, as each shareholders proxy to attend and vote at each annual general meeting of the shareholders of the Company and at any other meetings of the shareholders of the Company called, and at every adjournment or postponement thereof, and on every action or approval by written consent or resolution of the shareholders of the Company, until the earlier of (i) the date on which the Company completes its initial public offering, or (ii) the written agreement of all the parties of the agreement to terminate it. As such, the voting agreement terminated on January 23, 2025.

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

Warrant activity for the year ended December 31, 2025 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2025	-	$-	-	-
Granted	125,000			-
Expired	-
Exercised	-
Outstanding and exercisable – December 31, 2025	125,000	$4.8	2.1	$-

Equity Incentive Plan

On October 1, 2022, the Company established the 2022 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 2,250,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. Awards that may be granted include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. As of December 31, 2025, 50,000 units remain available  for issuance under the Plan.

On May 21, 2025, the Company granted 1,150,000 options to its former Chief Financial Officer (“CFO Options”). Upon grant date, the options are fully vested and have an expiration date of May 20, 2035. The exercise price of the options are $0.857 and the fair value upon grant date amounted to $985,550, which has been recognized as an expense during the year ended December 31, 2025.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

On September 25, 2025, the Company entered into a Cancellation Agreement with its former Chief Financial Officer whereas the CFO Options were cancelled and no options remain exercisable or outstanding. No additional compensation was recognized and thus the Company did not reverse the previously recognized expense.

The following table summarizes stock-based option activities and changes during the year ended December 31, 2025 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	-	$-	$-	-	-
Granted	1,150,000	0.86	1.56	-	-
Exercised	-	-	-	-	-
Cancelled	(1,150,000)	-	-	-	-
Outstanding – December 31, 2025	-	$-	$-	-	-

On September 15, 2025, the Company formally granted 2,200,000 shares of restricted stock to consultants. These shares were granted under the 2022 Equity Incentive Plan. 1,900,000 of such shares vest immediately (“Vested Shares”) and the balance vest upon events as defined in the underlying agreements. The remaining shares of 300,000 have vested during the quarter ended December 31, 2025. The total fair value of the granted shares amounted to $4,378,000 of which the Company has recognized an expense of $4,378,000 during the year ended December 31, 2025.

NOTE 11: CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2025. The Company’s bank balances exceeded FDIC insured amounts at times during the periods ending December 31, 2025 and 2024.

During year ended December 31, 2025, two customers accounted for approximately 22% of the Company’s total revenue. During the year ended December 31, 2024, two customers accounted for approximately 24% of the Company’s total revenue.

NOTE 12: RELATED PARTY TRANSACTIONS

As disclosed in Note 8, The Company leases office space from Yu Ching Su, a relative of Mr. Hok C Chan, the Chief Executive Officer , at 1900 N. Bayshore Drive, Unit No. 2301, Miami Beach, FL, 33141, with an area of 1,378 square feet, for use as office space. The lease term is from October 2022 to October 2025. The rent expense for this lease amounted to $75,000 and $100,000 for the years ended December 31, 2025 and 2024, respectively. In accordance with the lease agreement, the Company prepaid $300,000 to the related party for the entire amount of lease payments due under the three-year lease during year ended December 31, 2022. This lease has expired in October, 2025 and has since not been renewed.. The Company also lease its principal executive office at 1250 Kenas Road, North Wales, PA 19454 from Hok C Chan, the Executive Officer and Chairman, for a monthly rent of $5,500, with a term commencing on March 1, 2025 and ending on March 1, 2027. The rent expense for this lease amounted to $55,000 for the year ended December 31, 2025.

For the year ended December 31, 2025, the Company paid the 4 john Trucking (an entity owned by the former Chief Financial Officer) $423,489 for equipment rent related expenses. For the year ended December 31, 2024, the Company paid the former Chief Financial Officer $1,477,327 of which $339,454 was for equipment rent related expense and $147,733 was a fee earned, with the remaining balance was for settlement of accounts payable. The expenses and fee earned was recorded as cost of revenue -related parties in the consolidated statements of operations.

For the years ended December 31, 2025 and 2024, the Company paid $1,006,035 and $628,200, respectively, a related party (family member of the Chief Executive Officer) for various services related to the dispatch of the independent truck drivers, these service fees were recorded as cost of revenue- related parties in the consolidated statements of operations. The Company also prepaid an additional $75,000 for dispatch services to be provided in 2026. Additionally, during the year ended December 31, 2025, the Company paid $500,000 to such related party for a deposit on the purchase of truck chassis. Subsequent to December 31, 2025, the Company was notified that a return of the deposit will be imminent in the near future. As of the date of this Form 10-K, the deposit has not been returned. During the year ended December 31, 2024, the Company purchased $1,174,855 of truck chassis from such related party.

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

On July 1, 2024, the Company issued Hok C Chan, the Chief Executive Officer, a promissory note for advances he may provide to the Company from time to time, including $600,000 provided on June 21, 2024. The promissory note bears an annual interest rate of 36.88%, increasing to 55% per annum after maturity, and outstanding amounts are due 90 days after the delivery of the respective advance to the Company or the respective direct payment to the Company’s creditor(s). The maturity date for the $600,000 advance was subsequently extended to December 18, 2024. On November 11, 2024, Hok C Chan advanced an additional $500,000 to the Company under the promissory note. This amount is due 90 days after delivery, or February 9, 2025. During the three months ended March 31, 2025, the related party borrowings due to Hok C Chan were extended to June 16, 2025 and August 8, 2025. Additionally, the interest rate has been increased to 55% per annum. The Company and Mr. Chan have continued to mutually agree to extend the repayment terms of the outstanding balances from time to time. As such, the Company does not consider the borrowings to be in default. On July 7, 2025, the Company made a principal repayment of $1,015,513 to Hok C Chan. As of December 31, 2025, the outstanding loan balance due to Hok C Chann was $84,487. Interest expense on such amount was $324,221 and $134,183 for the years ended December 31, 2025 and 2024, respectively, and was accrued and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

Interest expense on such amount was $324,221 and $134,183 for the years ended December 31, 2025 and 2024, respectively, and was accrued and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

On December 3, 2025, December 19, 2025, and January 27, 2026, the Company entered into three separate share purchase agreements with three investors and Hok C. Chan, the Chief Executive Officer, as the seller. Pursuant to these agreements, the investors purchased an aggregate of 3,600,000 shares of the Company’s common stock from Mr. Chan, and the Company agreed to provide to the investors the right to purchase its pro rata portion of any new shares that the Company may from time to time propose to issue or sell to any person.

NOTE 13: INCOME TAXES

The Company’s provision for income taxes consists of the following for the year ended December 31, 2025 and 2024:

	2025	2024
Current:
Federal	$171,949	$85,688
State and local	-	-
Total current	171,949	85,688

Deferred:
Federal	$(141,815)	$(135,323)
State and local	(45,294)	(59,785)
Total deferred	(187,108)	(195,108)

Income tax provision (benefit)	$(15,159)	$(109,420)

A reconciliation of the federal statutory rate of 21% for the year ended December 31, 2025 and 2024 to the effective rate for (loss) income from operations before income taxes is as follows:

	2025	2024
Benefit for income taxes at federal statutory rate	21.00%	21%
State and local income taxes, net of federal benefit	6.71	6.71
Meals and entertainment	(0.12)	5.51
Fines and penalties	-	1.26
Other and prior-year true up	(27.38)	(34.48)
Effective income tax rate	(0.21)%	-%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at December 31, 2025 and 2024 as follows:

	2025	2024
Net operating loss	$695,067	$211,248
Accounts and contracts receivable	(472,180)	(391,924)
Prepaid expenses	(20,780)	-
Accounts payable and accrued expenses	245,192	108,076
Depreciation	(180,167)	(32,696)
Stock-based compensation	1,486,084	-
Lease liability	(40,124)	(81,812)
Net deferred tax asset (liability)	1,713,092	(187,108)
Less: valuation allowance	(1,713,092)	-
	$-	$(187,108)

As of December 31, 2025, the Company had a net operating loss carryforward of approximately $2,500,000 for Federal and State tax purposes. The net operating loss will carryforward indefinitely and be available to offset up to 80% of future taxable income each year.

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. The Company recorded a valuation allowance against its net deferred tax asset of $1,713,092 as of December 31, 2025.

The Company’s current portion of its provision for income taxes during the year ended December 31, 2025 resulted from a payment for income taxes due with its prior year return.

NOTE 14: SEGMENT INFORMATION

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

	For The Year Ended December 31, 2025	For The Year Ended December 31, 2024
Revenue
Non-related revenue	$16,548,734	$16,039,513
Total revenue	16,548,734	16,039,513

Costs and expenses
Independent contractor drivers	10,508,019	10,104,283
Insurance	1,655,735	810,110
Truck maintenance costs	387,142	414,444
Equipment rental	409,777	408,652
Equipment rental-related party	423,489	339,454
Parking rent	780,491	405,000
Depreciation and amortization	608,757	164,202
Other costs of revenue	271,564	82,957
Other costs of revenue – related parties	1,006,035	1,541,811
Total cost of revenue	16,051,009	14,270,913
General and administrative expenses
Stock-based compensation	5,363,550	-
Other general and administrative expenses	2,511,713	2,298,206
Total general and administrative expenses	7,875,263	2,298,206
Total cost and expenses	23,926,272	16,685,264

Loss from operations	(7,377,538)	(645,751)

Other (expense) income
Interest expense	(363,499)	(139,657)
Interest income	381,292	-
Loss on disposal	-	(11,498)
Other income	-	862,357
Total other income, net	17,793	711,202

(Loss) income before income taxes	(7,359,745)	65,451

Provision for (benefit from) income taxes:	(15,159)	(109,420)

Net (loss) income	$(7,344,586)	$174,871

NOTE 15: EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2025 and 2024, the Company had no potentially dilutive securities.

NOTE 16: SUBSEQUENT EVENTS

The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements, except the events described above.

On January 1, 2026, the Company entered into a lease agreement for a parking area, with a term from January 1, 2026 through February 28, 2027, and month rent of $50,000.

On January 27, 2026, the Company entered into a share purchase agreement with one investor and Hok C. Chan, the Chief Executive Officer, as the seller. Pursuant to these agreements, the investors purchased an aggregate of 1,200,000 shares of the Company’s common stock from Mr. Chan, the aggregate purchase price for the Shares shall be $500,000, and the Company agreed to provide to the investor the right to purchase its pro rata portion of any new shares that the Company may from time to time propose to issue or sell to any person.

On January 29, 2026, the Company entered into a 24-month equipment lease agreement with a third party for equipment with a capitalized cost of approximately $125,000. The lease requires monthly payments of $5,884.18 and includes a $1 purchase option at the end of the lease term.

The Company has evaluated subsequent events and transactions through March 25, 2026, which was the date of the audited consolidated financial statements was issued, and determined that no other events that would required adjustment or disclosure in the audited consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2026	Toppoint Holdings Inc.

/s/ Hok C Chan
	Name:	Hok C Chan
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Kah Loong Randy Yeo
	Name:	Kah Loong Randy Yeo
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hok C Chan	Chief Executive Officer (principal executive officer),	March 25, 2026
Hok C Chan	Chairman, and Director

/s/ Kah Loong Randy Yeo	Interim Chief Financial Officer (principal financial officer and	March 25, 2026
Kah Loong Randy Yeo	principal accounting officer)

/s/ Jimmy M. Wong	Director	March 25, 2026
Jimmy M. Wong

/s/ Florence Ng	Director	March 25, 2026
Florence Ng

/s/ Chung Ming Bruce Hui	Director	March 25, 2026
Chun Ming Bruce Hui

/s/ Anthony Kwong	Director	March 25, 2026
Anthony Kwong

/s/ Tan Ying Lo	Director	March 25, 2026
Tan Ying Lo