Form 10-Q
period 2026-03-31
Toppoint Holdings Inc.
filed 2026-05-14
CIK 1960847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

As of May 12, 2026, there were 19,700,000 shares of the registrant’s common stock outstanding.

TOPPOINT HOLDINGS INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2026

 i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TOPPOINT HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOPPOINT HOLDINGS INC.

Condensed Consolidated Balance Sheets

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Current Assets
Cash	$836,167	$1,202,395
Accounts receivable, net	1,576,756	1,402,421
Contract assets	172,085	178,392
Prepaid expenses	47,984	-
Prepaid expenses – related party	-	75,000
Loan receivable, current	2,000,000	2,000,000
Interest receivable from loan receivable	453,279	365,779
Total Current Assets	5,086,271	5,223,987
Other Assets
Property and equipment, net	1,127,306	1,207,056
Deposit on property and equipment – related party	-	500,000
Intangible asset, net	403,307	470,525
Loan receivable, non-current	3,000,000	3,000,000
Operating Lease Right-of-use asset, net	402,246	458,614
Operating Lease Right-of-use asset, net– related parties	59,017	74,559
Financing Lease Right-of-use asset, net	114,583	-
Security deposit	61,000	61,000
Total Assets	$10,253,730	$10,995,741
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$793,878	$886,243
Deferred revenue	26,228	23,091
Loans payable, current maturities	391,253	383,827
Related party loan	84,487	84,487
Lease liability - operating, current maturities	186,379	174,344
Lease liability - operating, current maturities – related party	53,517	63,586
Lease liability – financing, current maturities	60,716	-
Total Current Liabilities	1,596,458	1,615,578
Loans payable, net of current maturities	540,999	608,178
Lease liability - operating, net of current maturities	93,596	144,954
Lease liability – financing, net of current maturities	54,851	-
Lease liability - operating, net of current maturities – related party	-	5,473
Total Liabilities	2,285,904	2,374,183

Commitment and contingencies

Shareholders’ Equity
Preferred stock, $0.0001 par value, 50,000,000 authorized, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 19,700,000 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,970	1,970
Additional paid-in capital	13,563,550	13,563,550
Accumulated deficit	(5,597,694)	(4,943,962)
Total Shareholders’ Equity	7,967,826	8,621,558
Total Liabilities and Shareholders’ Equity	$10,253,730	$10,995,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Unaudited Condensed Consolidated Statements of Operations

	For The Three Months Ended March 31,
	2026	2025

Revenue	$4,106,943	$3,811,610

Costs and expenses
Costs of revenue	3,926,448	3,438,225
Costs of revenue – related parties	347,608	263,254
General and administrative expenses	546,956	517,248
Total costs and expenses	4,821,012	4,218,727

Loss from operations	(714,069)	(407,117)

Other (expense) income
Interest expense	(27,163)	(100,031)
Interest income	87,500	72,333
Total other income (expense), net	60,337	(27,698)

Loss before income taxes	(653,732)	(434,815)

Provision for (benefit from) income taxes:
Current	-	171,949
Deferred	-	(78,289)
	-	93,660

Net loss	$(653,732)	$(528,475)

Basic and diluted net loss per share attributed to common stockholders	$(0.03)	$(0.03)
Weighted Average Number of Shares Outstanding - Basic and Diluted	19,700,000	16,916,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2025	19,700,000	$1,970	$13,563,550	$(4,943,962)	$8,621,558
Net loss for the period	-	-	-	(653,732)	(653,732)
Balance – March 31, 2026	19,700,000	$1,970	$13,563,550	$(5,597,694)	$7,967,826

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2024	15,000,000	$1,500	$139,750	$2,400,624	$2,541,874
Issuance of Common Stock	2,500,000	250	8,060,470	-	8,060,720
Net loss for the period	-	-	-	(528,475)	(528,475)
Balance – March 31, 2025	17,500,000	$1,750	$8,200,220	$1,872,149	$10,074,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(653,732)	$(528,475)
Adjustments to reconcile from net loss to net cash used in operating activities:
Amortization of operating lease right-of-use assets	71,909	75,739
Amortization of financing lease right-of-use assets	10,417	-
Depreciation	79,751	97,033
Deferred taxes	-	(78,289)
Amortization of intangible assets	67,218	67,218
Amortization of debt issuance costs	6,250	-
Changes in operating assets and liabilities
Accounts receivable	(174,335)	37,466
Contract assets	6,307	(302,640)
Prepaid expenses	(47,984)	(139,583)
Prepaid expenses-related party	75,000	-
Interest receivable on loan receivable	(87,500)	-
Security deposits	-	(11,000)
Accounts payable and accrued expenses	(92,366)	75,126
Deferred revenue	3,137	-
Income taxes payable	-	(142,093)
Operating lease liabilities	(54,865)	(34,945)
Net cash used in operating activities	(790,793)	(884,443)

Cash flows from investing activities:
Note receivable	-	(5,700,000)
Deposit on property and equipment – related party	500,000	-
Purchases of property and equipment		(692,574)
Net cash provided by (used in) investing activities	500,000	(6,392,574)

Cash flows from financing activities:
Principal payments on finance lease	(9,432)	-
Repayments of loans payable	(66,003)	-
Issuance of common stock, net of issuance cost	-	8,459,232
Net cash (used in) provided by financing activities	(75,435)	8,459,232

Net change in cash	(366,228)	1,182,215
Cash, beginning of period	1,202,395	557,619
Cash, end of period	$836,167	$1,739,834

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$20,549	$2,193
Income taxes	$-	$314,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1: NATURE OF OPERATIONS

Nature of Operations

In these notes, the terms “it”, “its”, the “Company” refer to Toppoint Holdings Inc. The Company was incorporated during August 2022 in the State of Nevada. During September 2022, the Company entered into a Share Exchange Agreement with Toppoint, Inc. and its sole stockholder and Chief Executive Officer of the Company, Hok C. Chan (“Former Owner”), pursuant to which the sole stockholder exchanged all common stock in Toppoint, Inc. for 7,500,000 shares of common stock of the Company. As a result, the Company acquired all of the issued and outstanding shares of common stock of Toppoint, Inc., making its wholly-owned subsidiary (“Common Control Transfer”). The Former Owner owned 100% of Toppoint, Inc., and still effectively controls the Company after the merger. Since the exchange was a transaction between entities under common control, the net assets received by the Company were accounted for at historical cost as of January 1, 2022, the earliest date of presentation of these unaudited condensed consolidated financial statements. This is a retrospective presentation for all equity related disclosures, including issued shares and earnings per share, which have been revised to reflect the effects of the commonly controlled transaction with ASC 250 “Accounting Changes and Errors” as of January 1, 2022. ASC 250 requires that a change in the reporting entity from reorganization entities under common control, be retrospectively applied to the financials statements of all prior periods when the financial statements are issued for a period that includes the date the change in reporting entity of the transaction occurred. The Company completed its public offering on January 23, 2025 with gross proceeds of $10,000,000.

On June 4, 2025, the Company established a wholly-owned subsidiary, Topp Metals Inc., which was incorporated under the provisions of the Pennsylvania Business Corporation Law of 1988, with its registered office located in Lansdale, Pennsylvania. As of the date of these financial statements released, Topp Metals Inc. has no business activities.

The Company is a truckload services and solutions provider focused on the recycling export supply chain. The Company has become a key player in the New Jersey and Pennsylvania regional trucking market for waste paper. In addition to waste paper, the Company’s portfolio also includes the shipment of scrap metal and wooden logs from large waste companies, recycling centers and commodity traders to the ports of Newark, NJ and Philadelphia, PA. The Company also provide import transportation services at the ports of Newark and Philadelphia, under which we transport cargo-filled containers from the ports to our customers’ designated delivery locations. The Company continues to expand their footprints domestically and internationally and have ventured into the recycling export transport markets in Tampa, Jacksonville, and Miami, FL, and Baltimore, MD, in 2023, and Ensenada, Mexico in 2024, and Houston, Texas in 2025.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2025 and 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2026. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Toppoint, Inc. and Topp Metals Inc. All intercompany balances and transactions are eliminated in consolidation.

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

Accounts Receivable, net

Accounts receivable represent revenue earned for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company adopt the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. The Company estimates the allowance for credit loss based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. The allowance for credit losses was $123,371 as of March 31, 2026 and December 31, 2025.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets. Equipment is depreciated over its useful life of five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service.  The Company evaluates property and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. As of March 31,2026, and December 31, 2025, the Company’s property and equipment balance consisted of leasehold improvements and equipment.

Intangible Assets

Intangible assets consist of internally developed software in the amount of $806,614 as of March 31, 2026 and December 31, 2025, with a useful life of three years. The software was developed to utilize AI based technology and synch with custom software designed specifically for the Company’s needs in the export drayage vertical. The Company evaluated intangible assets for impairment as of March 31, 2026 and December 31, 2025 and determined that there are no impairment losses.

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

The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded for the three months ended March 31, 2026 and 2025.

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

Disaggregation of Revenue

The Company’s revenue is principally derived from providing truckload services focused on the recycling export supply chain.

The Company disaggregates their revenue by the type of commodity, as shown below for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Commodity
Paper	$2,065,017	$2,588,015
Import	1,409,083	870,714
Metal	565,647	213,643
Log	59,928	83,448
Plastic	7,268	55,790
	$4,106,943	$3,811,610

Contract Assets and Contract Liabilities

Contract assets include unbilled amounts from services which have been provided and revenue recognized. Contract asset balances amounted to $172,085 and $178,392 as of March 31, 2026 and December 31, 2025, respectively.

Contract liabilities include amounts billed and collected before any service is performed. Contract liabilities amounted to $26,228 and $23,091 as of March 31, 2026 and December 31, 2025, respectively. The amounts of revenue recognized for the three months ended March 31, 2026 that was included in the deferred revenue were $23,091.

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

Share-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, including non-employee directors, the fair value of a stock option award is measured on the grant date. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense to employees and all directors are reported within payroll and related expenses in the unaudited condensed consolidated statements of operations. Stock-based compensation expense to non-employees is reported within marketing and business development expense in the unaudited condensed consolidated statements of operations.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, , prepaid expenses and other current assets, loans payable, accounts payable and accrued expenses and other current liabilities and deferred revenue approximate the fair value of the respective assets and liabilities as of March 31, 2026 and December 31, 2025 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of loan receivable-noncurrent and loans payable-noncurrent approximates its fair value at March 31, 2026 and December 31, 2025 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

The Company evaluates uncertain income tax positions taken or expected to be taken in a tax return for recognition in its unaudited condensed consolidated financial statements. The Company was not required to recognize any amounts from uncertain tax positions for the three months ended March 31, 2026 and 2025. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as other factors. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income, amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements. The Company is currently assessing the impact of the OBBBA and an estimate of the impact on the Company’s unaudited condensed consolidated financial statements is not yet available.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings (loss) per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2026 and December 31, 2025, the Company had no potentially dilutive securities.

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

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

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

Reclassification

Certain prior period operating expenses have been reclassified to cost of revenue to conform with the current periods presentation. These reclassifications were made for comparative purpose and had no effect on the previous reported total assets, liabilities or net loss.

NOTE 3: LIQUIDITY

The Company incurred a net loss of $653,732 for the three months ended March 31, 2026. As of March 31, 2026, the Company had cash balance of $836,167 and working capital of $3,489,813. The Company had cash outflow of $790,793 used for operating activities, $75,435 cash outflow used for financing activities and cash inflow of $500,000 from investing activities for the three months ended March 31, 2026. The Company has historically funded its working capital needs, primarily through its operations, the proceeds from the issuance of common stock, as well as strategic financing. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. During the three months ended March 31, 2026, the Company has expanded its business operations to certain new territories and has raised its service prices in response to market changes. Additionally, as disclosed in Note 5, approximately $2 million outstanding loan receivable are expected to be collected in 2026 and will be used in its operations.

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

NOTE 4: ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following at March 31, 2026 and December 31, 2025:

	As of March 31, 2026 (unaudited)	As of December 31, 2025
Accounts receivable	$1,700,127	$1,525,792
Less: allowance for credit loss	(123,371)	(123,371)
Accounts receivable, net	$1,576,756	$1,402,421

The movement of allowance for credit losses is as follows:

	As of March 31, 2026 (unaudited)	As of December 31, 2025
Beginning balance	$123,371	$123,371
Additions (recovery) of allowance for credit loss	-	-
Ending balance	$123,371	$123,371

As of the issuance date of this Form 10-Q, the Company has collected $1,290,158 of accounts receivable outstanding as of March 31, 2026.

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

The Golden loan receivable was amended on April 7, 2025, to amend the payment terms and interest as follows: payments to be made are a minimum of $1,000,000 by January 2026, $2,000,000 from January 2026 through January 2027 and $3,000,000 from January 2027 through January 2028, plus accrued interest at an annual rate of 7%. If the debt is not repaid in accordance with the foregoing schedule, an additional penalty interest of 5% per annum will apply to any overdue amounts. During the three months ended March 31, 2026 and 2025, the Company recognized interest income in the amount of $87,500 and $72,333, respectively. As of March 31, 2026, the loan receivable principal balance was $5,000,000, of which $2,000,000 was classified as current and $3,000,000 as non-current, and the interest receivable balance was $453,279.

NOTE 6: PROPERTY AND EQUIPMENT, NET AND INTANGIBLE ASSETS, NET

Property and equipment, net, consist of the following:

	March 31, 2026 (unaudited)	December 31, 2025	Useful Life
Leasehold improvements	$150,973	$150,973	Life of lease (33 months)
Equipment*	1,546,897	1,546,897	3-5 years
Less: accumulated depreciation	(570,566)	(490,815)
Property and Equipment, net	$1,127,306	$1,207,056

*	The equipment was pledged as collateral to secure the Company’s borrowings from M&T Bank and Maxus Machinery (see Note 7).

Depreciation expense amounted to $79,751 and $97,033 for the three months ended March 31, 2026 and 2025, respectively.

Intangible assets, net, consist of the following:

	March 31, 2026 (unaudited)	December 31, 2025
Software development	$806,614	$806,614
Less: accumulated amortization	(403,307)	(336,089)
Software development, net	$403,307	$470,525

Amortization expense amounted to $67,218 for the three months ended March 31, 2026 and 2025..

The following table represents the total estimated amortization of intangible assets for the succeeding years:

Estimated
amortization
For the year ending December 31:	expense
2026 (remaining)	$201,653
2027	201,654
$403,307

NOTE 7: LOANS PAYABLE

Loans payable is summarized as follows:

Description	Loan Date	Loan Amount	Interest Rate	Maturity Date	Remaining Principal Balance as of March 31, 2026 (unaudited)	Remaining Principal Balance as of December 31, 2025
Maxus Machinery*	October 2025	$667,964	12.00%	October 2027	$541,644	$592,927
Economic Injury Disaster Loan (“EIDL”)**	May 2020	$149,900	3.75%	May 2050	149,900	149,900
M&T Term Loan***	May 2025	$328,500	6.09%	May 2030	280,292	295,011
					971,836	1,037,838
Less current maturities					391,253	383,827
Less unamortized debt issuance cost					39,584	45,833
Loans payable, net of current maturities					$540,999	$608,178

*	On October 1, 2025, the Company entered into a Truck Loan agreement with a third-party lender Maxus Machinery in the amount of $667,964. The loan bears interest at 12% per annum and is repayable in 24 equal monthly installments, beginning November 1, 2025. Upon execution of the agreement, the Company also paid a non-refundable legal and due diligence fee of $50,000. As security for the loan, the Company granted the lender a security interest in forty (40) adjustable and tandem-axle chassis identified by their respective vehicle identification numbers. In the event of default, the lender may accelerate the loan and take possession of the collateral.

**	The EIDL was entered into during May 2020. Interest accrues at 3.75% per annum. Under the original agreement, principal payments were deferred, and the maturity date is May 2050.

***	On May 8, 2025, the Company entered into a term loan with M&T Bank in the amount of $328,500. The loan bears interest at a rate of 6.09% and has monthly payments of principal and interest. The maturity date is May 2030 and is collateralized by the Company’s equipment.

Interest expense on loans payable mentioned above amounted to $18,213 and $2,193 for the three months ended March 31, 2026 and 2025, respectively. Amortization of debt issuance costs amounted to $6,250 for the three months ended March 31, 2026.

At March 31, 2026, combined scheduled maturities of the outstanding debt are as follows:

For the Periods Endings:
2026	$391,253
2027	276,554
2028	69,067
2029	73,393
2030	11,669
Thereafter	149,900
$971,836

NOTE 8: LEASES

The Company leases an office, parking area and automobiles under non-cancelable operating lease agreements. The leases have remaining lease terms ranging from one to two years.

Supplemental balance sheets information related to leases is as follows:

Balance Sheet Location	March 31, 2026 (unaudited)	December 31, 2025
Operating Leases
Right-of-use assets, net	$402,246	$458,614
Right-of-use assets – related parties, net	59,017	74,559

Lease liability, current maturities	(186,379)	(174,344)
Lease liability, current maturities – related parties	(53,517)	(63,586)

Lease liability, net of current maturities	(93,596)	(144,954)
Lease liability, net of current maturities – related parties	(0)	(5,473)
Total operating lease liabilities	$(333,492)	$(388,357)

Weighted Average Remaining Lease Term
Operating leases	1.32 years	1.56 years
Weighted Average Discount Rate
Operating leases	25%	25%

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

The Company has entered into two office leases with related parties, which are the chief executive officer and a family member of the chief executive officer. The lease with the family member of the chief executive officer has expired in October 2025.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Period Ending December 31,	Operating
2026 (remaining)	$229,514
2027	165,512
Total lease payments	395,026
Less: Imputed interest	61,534
Present value of lease liabilities	$333,492

Total lease expense for operating leases accounted for under ASC 842 amounted to $93,549 and $107,549 for the three months ended March 31, 2026 and 2025, respectively, of which $16,500 and $30,500, respectively, were incurred in connection with leases from related parties.

The Company leases equipment under a non-cancelable finance lease agreement.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location	March 31, 2026
Finance Leases
Right-of-use assets, net	$114,583
Lease liability, current maturities	(60,716)

Lease liability, net of current maturities	(54,851)
Total finance lease liabilities	$(115,567)

Weighted Average Remaining Lease Term
Finance leases	1.8 years
Weighted Average Discount Rate
Finance leases	12%

The maturities of finance lease liabilities as of March 31, 2026 were as follows:

Period Ending December 31,	Financing
2026 (remaining)	$52,958
2027	70,610
2028	4,313
Total lease payments	127,881
Less: Imputed interest	12,314
Present value of lease liabilities	$115,567

For the period ended March 31, 2026, the Company recognized amortization expense of $10,417 related to finance lease right-of-use assets and interest expense of $2,335 related to finance lease liabilities.

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

(1)	On January 12, 2024, two drivers, Rainey Mejia Rodriguez and Frank Santana Rodriguez (the “plaintiffs”), filed a class action lawsuit against Toppoint Inc, and certain other parties, including Hok C. Chan, in the Superior Court of New Jersey, Essex County, alleging misclassification of truck drivers as independent contractors rather than employees. The plaintiffs seek to represent a class of similarly situated individuals who provided services in New Jersey from January 2018 through the date of the complaint. The complaint asserted violations of the New Jersey Wage Payment Law and the New Jersey Wage and Hour Law, including claims of unlawful wage deductions and failure to pay overtime. The plaintiffs sought compensatory damages, treble and/or liquidated damages, attorneys’ fees, and injunctive relief, without specifying a dollar amount of damages. On July 27, 2024, August 26, 2024, and November 22, 2024, the Court issued multiple orders dismissing the case for lack of prosecution. Upon a motion to reinstate the case filed on January 15, 2025 by the plaintiffs, the Court reinstated the case on January 31, 2025. On May 1, 2025, Toppoint Inc filed a motion to dismiss the amended complaint, and a motion hearing was held on July 3, 2025. On June 6, 2025, the court dismissed the case without prejudice against Mr. Hok C. Chan for lack of prosecution. The Company believes the claims are without merit and intend to continue to vigorously defend against them. The Company does not believe there is a probable and estimable loss as of March 31, 2026.

NOTE 10: STOCKHOLDERS’ EQUITY

At March 31, 2026, the Company had 300,000,000 shares of common stock authorized with a par value of $0.0001, and 50,000,000 shares of preferred stock authorized with a par value of $0.0001.

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

Warrant activity as of March 31, 2026 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2026	125,000	$4.8	-	-
Granted	-			-
Expired	-
Exercised	-
Outstanding and exercisable – March 31, 2026	125,000	$4.8	1.8	$-

Equity Incentive Plan

On October 1, 2022, the Company established the 2022 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 2,250,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. Awards that may be granted include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. As of March 31, 2026, 50,000 units remain available for issuance under the Plan.

NOTE 11: CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2026. The Company’s bank balances exceeded FDIC insured amounts at times during the periods ending March 31, 2026 and 2025.

During the three months ended March 31, 2026 and 2025, one and two customers accounted for approximately 10% and 25%, respectively, of the Company’s total revenue. As of March 31, 2026, three customers accounted for approximately 15%, 13% and 12%, respectively, of the Company’s total accounts receivable balance. As of December 31, 2025, two customers accounted for approximately 15% and 13%, respectively of the Company’s total accounts receivable balance.

During the three months ended March 31, 2025, purchases from one supplier accounted for approximately 11% of the Company’s total purchases.

NOTE 12: RELATED PARTY TRANSACTIONS

As disclosed in Note 8, the Company leased office space from Yu Ching Su, a relative of Mr. Hok C Chan, the Chief Executive Officer , at 1900 N. Bayshore Drive, Unit No. 2301, Miami Beach, FL, 33141, with an area of 1,378 square feet, for use as office space. The lease term was from October 2022 to October 2025. The rent expense for this lease amounted to $25,000 for the three months ended March 31, 2025. This lease expired in October 2025 and has since not been renewed. The Company also lease its principal executive office at 1250 Kenas Road, North Wales, PA 19454 from Hok C Chan, the Executive Officer and Chairman, for a monthly rent of $5,500, with a term commencing on March 1, 2025 and ending on March 1, 2027. The rent expense for this lease amounted to $16,500 and $5,500 for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026 and 2025, the Company paid the 4 John Trucking (an entity owned by the former Chief Financial Officer) $47,608 and $113,254, respectively, for equipment rent related expenses. These expenses were recorded as cost of revenues-related parties in the unaudited condensed consolidated statements of operations.

For the three months ended March 31, 2026 and 2025, the Company paid $300,000 and $150,000, respectively, a related party (family member of the Chief Executive Officer) for various services related to the dispatch of the independent truck drivers, these service fees were recorded as cost of revenue- related parties in the unaudited condensed consolidated statements of operations.

On July 1, 2024, the Company issued Hok C Chan, the Chief Executive Officer, a promissory note for advances he may provide to the Company from time to time, including $600,000 provided on June 21, 2024. The promissory note bears an annual interest rate of 36.88%, increasing to 55% per annum after maturity, and outstanding amounts are due 90 days after the delivery of the respective advance to the Company or the respective direct payment to the Company’s creditor(s). The maturity date for the $600,000 advance was subsequently extended to December 18, 2024. On November 11, 2024, Hok C Chan advanced an additional $500,000 to the Company under the promissory note. This amount is due 90 days after delivery, or February 9, 2025. During the three months ended March 31, 2025, the related party borrowings due to Hok C Chan were extended to June 16, 2025 and August 8, 2025. Additionally, the interest rate has been increased to 55% per annum. The Company and Mr. Chan have continued to mutually agree to extend the repayment terms of the outstanding balances from time to time. As such, the Company does not consider the borrowings to be in default. On July 7, 2025, the Company made a principal repayment of $1,015,513 to Hok C Chan. As of March 31, 2026, the outstanding loan balance due to Hok C Chan was $84,487. Interest expense on such amount was $11,458 and $100,031 for the three months ended March 31, 2026 and 2025, respectively, and was accrued and included in accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheet.

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

NOTE 13: INCOME TAXES

The Company’s provision for income taxes consists of the following for the three months ended March 31, 2026 and 2025:

	2026	2025
Current:
Federal	$-	$171,949
State and local	-	-
Total current	-	171,949

Deferred:
Federal	$-	$(52,926)
State and local	-	(25,363)
Total deferred	-	(78,289)

Income tax provision (benefit)	$-	$93,660

A reconciliation of the federal statutory rate of 21% for the three months ended March 31, 2026 and 2025 to the effective rate for (loss) income from operations before income taxes is as follows:

	2026	2025
Benefit for income taxes at federal statutory rate	21.00%	21.00%
State and local income taxes, net of federal benefit	6.71	6.71
Meals and entertainment	(0.23)	(0.41)
Other and prior-year true up	(27.48)	(27.3)
Effective income tax rate	-%	-%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at March 31, 2026 and December 31, 2025 as follows:

	March 31, 2026 (unaudited)	December 31, 2025
Net operating loss	$950,448	$695,067
Accounts and contracts receivable	(518,736)	(472,180)
Prepaid expenses	(13,295)	(20,780)
Accounts payable and accrued expenses	214,115	245,192
Depreciation	(185,777)	(180,167)
Stock-based compensation	1,486,084	1,486,084
Lease liability	(35,402)	(40,124)
Net deferred tax asset (liability)	1,897,437	1,713,092
Less: valuation allowance	(1,897,437)	(1,713,092)
	$-	$-

As of March 31, 2026, the Company had a net operating loss carryforward of approximately $3,400,000 for Federal and State tax purposes. The net operating loss will carryforward indefinitely and be available to offset up to 80% of future taxable income each year.

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. The Company recorded a valuation allowance against its net deferred tax asset of $1,897,437 as of March 31, 2026.

The Company’s current portion of its provision for income taxes during the three months ended March 31, 2025 resulted from a payment for income taxes due with its prior year return.

NOTE 14: SEGMENT INFORMATION

The Company operates as one operating segment where it derives its revenue from the delivery of truckload services. To assess performance the chief operating decision maker (“CODM”), who is the Chief Executive Officer, evaluates the operating results and performance through net income. Our CODM regularly reviews net income as reported on the statement of operations for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. In addition to net income overall, the CODM also regularly reviews additional significant expense categories, which comprise costs of revenue within the Company’s unaudited condensed consolidated statements of operations. All other financial statement metrics are reviewed and/or considered on a consolidated basis:

	For The Three Months Ended March 31, 2026	For The Three Months Ended March 31, 2025
Revenue
Non-related revenue	$4,106,943	$3,811,610
Total revenue	4,106,943	3,811,610

Costs and expenses
Independent contractor drivers	2,548,349	2,399,764
Insurance	795,845	393,811
Truck maintenance costs	96,171	69,115
Equipment rental	55,567	47,863
Equipment rental-related party	47,608	113,254
Parking rent	171,630	177,625
Depreciation and amortization	157,386	164,251
Other costs of revenue	101,500	185,796
Other costs of revenue – related parties	300,000	150,000
Total cost of revenue	4,274,056	3,701,479
Total general and administrative expenses	546,956	517,248
Total cost and expenses	4,821,012	4,218,727

Loss from operations	(714,069)	(407,117)

Other (expense) income
Interest expense	(27,163)	(100,031)
Interest income	87,500	72,333
Loss on disposal	-
Other income	-
Total other income (expense), net	60,337	(27,698)

Loss before income taxes	(653,732)	(434,815)

Provision for income taxes:	-	93,660

Net loss	$(653,732)	$(528,475)

NOTE 15: LOSS PER SHARE

Basic EPS is computed by dividing loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2026 and 2025, the Company had no potentially dilutive securities.

NOTE 16: SUBSEQUENT EVENTS

The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the unaudited condensed consolidated financial statements, except the events described above.

The Company has evaluated subsequent events and transactions through May 14, 2026, which was the date of the unaudited condensed consolidated financial statements was issued, and determined that no other events that would required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Recent Developments

We have continued to expand our operations by securing additional clients, introducing new service offerings, growing partnerships with existing clients and entering new geographic markets. To this end, we recently expanded our services to the Houston Port in Texas.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended March 31, 2026 and 2025, together with the corresponding period-over-period changes.

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	$	%
Revenue	$4,106,943	$3,811,610	$295,333	8%

Costs and expenses
Costs of revenue	3,926,448	3,438,225	488,223	14%
Costs of revenue -related party	347,608	263,254	84,354	32%
General and administrative	546,956	517,248	29,208	6%
	4,821,012	4,218,727	602,285	14%
Loss from operations	(714,069)	(407,117)	(306,952)	75%
Total other income (expense), net	60,337	(27,698)	88,035	318%
Net loss before income taxes	(653,732)	(434,815)	(218,917)	50%
Provision for (benefit from) income taxes	-	93,660	(93,660)	(100)%
Net loss	$(653,732)	$(528,475)	$(125,257)	24%

Revenue

Revenue for the three months ended March 31, 2026 and 2025 was $4,106,943 and $3,811,610 , respectively, representing an increase of $ $295,333 or 8%. The revenue increase in the first quarter of 2026 was mainly due to our expansion into new markets as well as a substantial increase in import revenue.

Our revenue consisted of the following during the three months ended March 31, 2026, and 2025:

	March 31, 2026	March 31, 2025
Commodity
Paper	$2,065,017	$2,588,015
Import	1,409,083	870,714
Metal	565,647	213,643
Log	59,928	83,448
Plastic	7,268	55,790
	$4,106,943	$3,811,610

Waste Paper. Revenue attributable to the transportation of waste paper fell to $2,065,017 for the three months ended March 31, 2026, a 20.2% change from $2,588,015 in the prior-year period. The decrease was principally attributed to a lower volume of outbound loads originating from recycling plants, driven by a shift in domestic mill demand to fulfill the increased containerboard recycling capacity.

Import. Import-related revenue increased to $1,409,083 compared with $870,714 in the three-month period ended March 31, 2025, representing a 61.8% increase. The increase was primarily attributable to an increase in production, which is a result of large import client acquisition and our ability to service with new equipment that is versatile and adjustable to provide double usage to handle more import containers.

Metal. Revenue derived from the movement of ferrous and non-ferrous scrap metals grew to $565,647 as compared to $213,643 in the prior-year quarter, a period-over-period increase of 164.8%. The increase largely reflects growth in the volume our scrap metal customers produced in this year. The tariffs imposed on imported non-ferrous metals along with metal recycling mills being full of inventory have helped keep non-ferrous and scrap metal exports strong.

Log. Log-hauling revenue totaled $59,928, down 28.2% from $83,448 in the three months ended March 31, 2025. The forestry export uptick in volume due to 2025 US export tariffs has normalized and in the first quarter of 2026, fuel increases have also created inconsistencies in shipping volume resulting and a raise in shipping costs.

Plastic. Revenue from the plastic commodity vertical reached $7,268, a period-over-period decrease of 87.0% compared with $55,790 in the prior-year quarter. This decrease continues to be led by a decrease in US plastics exports to China caused by tariff negotiations and sensitivity to the rise in shipping costs.

Cost and expenses

Costs of revenue Our cost of revenue includes all directly related costs to deliver our services, which includes independent contractor drivers, insurance, truck maintenance costs, equipment rental, parking rent expense, dispatch service fees, depreciation and amortization expense, and other directly related costs. Our costs of revenue for the three months ended March 31, 2026 and 2025 were $4,274,056 and $3,701,479, respectively, representing an increase of 15.5%.

Gross profit As a result of the foregoing, our gross profit decreased by $277,244 or 251.7% to $(167,113) for the three months ended March 31, 2026 from $110,131 for the three months ended March 31, 2025. As a percentage of revenue, gross profit margin decreased to (4)% for the three months ended March 31, 2026, as compared to 3% for the three months ended March 31, 2025.

General and administrative expenses Our general and administrative expenses consist primarily of automobile, office, insurance, payroll and rent expenses. Our general and administrative expenses increased by $29,708 or 6% to $546,956 for the three months ended March 31, 2026 from $517,248 for the three months ended March 31, 2025. This change primarily results from a substantial increase in professional fees incurred during the three months ended March 31, 2025.

Income tax expense

We recorded a provision for income benefits of $0 for the three months ended March 31, 2026, as compared to $93,660 for the three months ended March 31, 2025.

Net loss

Net loss for the three months ended March 31, 2026 and 2025 was $653,732 and $528,475, respectively. The increase in net loss was primarily due to the increase in costs of revenue.

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

The table below shows both the total NLCs and a breakdown of NLCs by commodity type during the three months ended March 31, 2026 and 2025. Our revenue generation directly corresponds to NLC but is also impacted by the rates charged to customers.

	Three months ended March 31, 2026		Three months ended March 31, 2025
	Number of Loads Completed	Percentage in Total NLC	Number of Loads Completed	Percentage in Total NLC
Waste Paper	2,949	55.3%	3,929	71.7%
Metal	662	12.4%	244	4.5%
Log	54	1.0%	68	1.2%
Import	1,656	31.1%	1,164	21.2%
Plastic	9	0.2%	77	1.4%
Total	5,330	100%	5,482	100%

For the three months ended March 31, 2026, the NLC for Waste Paper declined by 980, or 24.94%, to 2,949, from 3,929 for the three months ended March 31, 2025. The decrease was primarily attributed to an industry-wide decrease in scrap paper export volume with domestic demand still rising from US paper mills.

For the three months ended March 31, 2026, the NLC for Metal increased by 418 or 171.31%, to 662, from 244 for the three months ended March 31, 2025. The increase was due to consistent orders from metal clients acquired in 2024 in the waste metal space and domestic aluminum mills being full prompting an increase in the export of non-ferrous metals.

For the three months ended March 31, 2026, the NLC for Log decreased by 14, or 20.59%, to 54, from 68 for the three months ended March 31, 2025. The decrease primarily reflected a push by log exported to beat limitations on the volume of trees deforested for logging in the New York state we service and a suspension of production on US lumber by China in March of 2025 that was rerouted to Vietnam at a higher demand.

For the three months ended March 31, 2026, the NLC for Import increased by 492, or 42.27%, to 1,656, from 1,164 for the three months ended March 31, 2025. The increase was due to increased consistent work from new import customers and added versatility from import focused equipment allowing multi-use efficiency to navigate and overcome congestion in the ports the Company services. The Company has seen success enabling import customers to increase inbound volume to beat imposing tariffs. The Import client acquisition strategy will continue to be a target of the Company.

For the three months ended March 31, 2026, the NLC for Plastic decreased by 68, or 88.31%, to 9, from 77 for the three months ended March 31, 2025. The decrease was due to industry-wide decreases in exports for plastics.

For the three months ended March 31, 2026, the total NLC decreased by 152, or 2.77%, to 5,330, from 5,482 for the three months ended March 31, 2025. Despite the slight decrease in NLC, the Company is seeing much more stability in emerging verticals like metal and import as the focus of its growth is yielding stronger revenue results. Paired with the Company’s increased operational capacity to be more efficient with its newly acquired equipment that provides double usage of a single container via import and export, the Company’s ability of navigating effectively through port congestion will allow the Company to significantly reduce idle time, improve asset utilization, and strengthen its competitive advantage in high-volume port operations.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, we had cash of $836,167 and $1,202,395, respectively. To date, we have financed our operations primarily through revenue generated from operations as well as our proceeds received from our IPO in January 2025.

During the three months ended March 31, 2026, we had a net loss of $653,732 and net cash used in operations of $790,793. During 2026, we have begun to expand our business operations to certain new territories and have raised service prices in response to market changes. Additionally, approximately of $2 million of our outstanding loan receivable are expected to be collected in 2026 and will be used in our operations. Currently, we are working to improve our liquidity and capital sources. In order to fully implement our business plan and sustain continued growth. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional loans. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. At the present time, however, we do not have commitments of funds from any lenders or potential investors. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net cash used in operating activities	$(790,793)	$(884,443)
Net cash provided by (used in) investing activities	500,000	(6,392,574)
Net cash (used in) provided by financing activities	(75,435)	8,459,232
Net change in cash	(366,228)	1,182,215
Cash at beginning of period	1,202,395	557,619
Cash at end of period	$836,167	$1,739,834

Operating Activities

Cash used in operating activities decreased by approximately $93,650 for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to lower working capital outflows, including reduced increases in contract assets of approximately $308,947 and prepaid assets of approximately $112,567, as well as the absence of deferred tax impacts recognized in the prior-year period. These changes were partially offset by higher accounts receivable balances and decreases in accounts payable.

Investing Activities

Investing activities provided cash of $500,000 during the three months ended March 31, 2026, and used a net of $6,392,574 during the three months ended March 31, 2025. The change was primarily attributable to lower purchases of property and equipment, a $500,000 decrease in deposits on property and equipment – related party, and the absence of $5,700,000 note receivable advances made during the prior-year period.

Financing Activities

Financing activities used cash of $75,435 during the three months ended March 31, 2026, and a net of $8,459,232 during the three months ended March 31, 2025. Cash from financing activities decreased by $8,534,667. The change is primally due to the $8,459,232 decrease in the issuance of common stock, an increase of $9,432 of finance lease payments, and a net of $66,003 to repayments of loans payable.

Cash Requirements  from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of March 31, 2026 and as for the 12 months thereafter:

Contractual Obligations	As of March 31, 2026	For the 12 Months Thereafter
Operating lease obligations	$279,975	$240,018
Operating lease obligations – related party	53,517	55,000
Financing lease obligations	115,567	70,610

Debt obligations (principal repayments)	971,836	391,253
Debt obligations (principal repayments) -related party	84,487	84,487

Total Contractual Obligations	$1,505,382	$841,368

We intend to fund our contractual obligations with working capital.

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

Accounts Receivable, Net

Accounts receivable represent revenue earned for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company adopt the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. The Company estimates the allowance for credit loss based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. The allowance for credit losses was $123,371 as of March 31, 2026 and December 31, 2025.

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

The Company evaluates uncertain income tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. The Company was not required to recognize any amounts from uncertain tax positions as of March 31, 2026 and December 31, 2025. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as other factors. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2026, management identified material weaknesses in our internal control over financial reporting. The material weaknesses were related to (i) we do not having an internal audit function in place to monitor the control execution which may lead a material audit adjustments to the financial statements; (ii) and lack of assessment and implementation of internal control over financial reporting in accordance with the requirement of COSO 2013 framework.

We have engaged external financial consultant with U.S. GAAP experience to help our management in financial reporting processes and are in the process of developing and implementing a comprehensive set of processes and internal controls.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth in Note 9 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Other than as previously disclosed in current reports on Form 8-K, there were no unregistered sales of equity securities during the period covered by this report.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408 of Regulation S-K, during the fiscal quarter ended March 31, 2026.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	Independent Director Agreement, dated as of April 13, 2026, between Toppoint Holdings Inc. and Tianheng Li (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2026)
10.2	Employment Agreement, dated as of April 13, 2026, between Toppoint Holdings Inc. and Pei Zhang (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2026)
10.3	Form of Indemnification Agreement between Toppoint Holdings Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 filed on August 12, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2026	Toppoint Holdings Inc.

/s/ Hok C Chan
	Name:	Hok C Chan
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Pei Zhang
	Name:	Pei Zhang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)