Form 10-Q
period 2026-06-30
Toppoint Holdings Inc.
filed 2026-08-12
CIK 1960847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

As of August 11, 2026, there were 24,700,000 shares of the registrant’s common stock issued and outstanding.

TOPPOINT HOLDINGS INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2026

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TOPPOINT HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1

TOPPOINT HOLDINGS INC.

Condensed Consolidated Balance Sheets

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Current Assets
Cash	$4,698,480	$1,202,395
Accounts receivable, net	1,509,242	1,402,421
Contract assets	172,752	178,392
Prepaid expenses	46,200	-
Prepaid expenses – related party	-	75,000
Loan receivable, current	2,000,000	2,000,000
Interest receivable from loan receivable	541,751	365,779
Total Current Assets	8,968,425	5,223,987
Other Assets
Property and equipment, net	1,047,554	1,207,056
Deposit on property and equipment – related party	-	500,000
Intangible asset, net	336,089	470,525
Loan receivable, non-current	3,000,000	3,000,000
Operating Lease Right-of-use asset, net	343,163	458,614
Operating Lease Right-of-use asset, net– related parties	43,241	74,559
Financing Lease Right-of-use asset, net	98,958	-
Security deposit	61,000	61,000
Total Assets	$13,898,430	$10,995,741
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$808,124	$886,243
Deferred revenue	25,022	23,091
Loans payable, current maturities	375,375	383,827
Related party loan	84,487	84,487
Lease liability - operating, current maturities	199,244	174,344
Lease liability - operating, current maturities – related party	37,741	63,586
Lease liability – financing, current maturities	57,622	-
Total Current Liabilities	1,587,615	1,615,578
Loans payable, net of current maturities	442,502	608,178
Lease liability - operating, net of current maturities	38,692	144,954
Lease liability – financing, net of current maturities	38,506	-
Lease liability - operating, net of current maturities – related party	-	5,473
Total Liabilities	2,107,315	2,374,183

Commitment and contingencies

Shareholders’ Equity
Preferred stock, $0.0001 par value, 50,000,000 authorized, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 24,700,000 and 19,700,000 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2,470	1,970
Additional paid-in capital	17,693,050	13,563,550
Accumulated deficit	(5,904,405)	(4,943,962)
Total Shareholders’ Equity	11,791,115	8,621,558
Total Liabilities and Shareholders’ Equity	$13,898,430	$10,995,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Unaudited Condensed Consolidated Statements of Operations

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$4,640,068	$3,968,924	$8,747,011	$7,780,534

Costs and expenses
Costs of revenue	3,989,989	3,646,829	7,916,437	7,085,053
Costs of revenue – related parties	272,562	350,026	620,170	613,279
General and administrative expenses	718,143	1,561,182	1,265,099	2,078,432
Total costs and expenses	4,980,694	5,558,037	9,801,706	9,776,764

Loss from operations	(340,626)	(1,589,113)	(1,054,695)	(1,996,230)

Other (expense) income
Interest expense	(54,557)	(152,087)	(81,720)	(252,118)
Interest income	88,472	100,859	175,972	173,192
Total other income (expense), net	33,915	(51,228)	94,252	(78,926)

Loss before income taxes	(306,711)	(1,640,342)	(960,443)	(2,075,156)

Provision for (benefit from) income taxes:
Current	-	-	-	171,949
Deferred	-	(108,819)	-	(187,108)
	-	(108,819)	-	(15,159)

Net loss	$(306,711)	$(1,531,523)	$(960,443)	$(2,059,997)

Basic and diluted net loss per share attributed to common stockholders	$(0.01)	$(0.09)	$(0.05)	$(0.12)
Weighted Average Number of Shares Outstanding - Basic and Diluted	20,963,736	17,500,000	20,335,359	17,222,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2025	19,700,000	$1,970	$13,563,550	$(4,943,962)	$8,621,558
Net loss for the period	-	-	-	(653,732)	(653,732)
Balance – March 31, 2026	19,700,000	$1,970	$13,563,550	$(5,597,694)	$7,967,826
Issuance of common stock, net of issuance costs	5,000,000	500	4,129,500	-	4,130,000
Net loss for the period	-	-	-	(306,711)	(306,711)
Balance – June 30, 2026	24,700,000	$2,470	$17,693,050	$(5,904,405)	$11,791,115

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2024	15,000,000	$1,500	$139,750	$2,400,624	$2,541,874
Issuance of Common Stock, net of issuance costs	2,500,000	250	8,060,470	-	8,060,720
Net loss for the period	-	-	-	(528,475)	(528,475)
Balance – March 31, 2025	17,500,000	$1,750	$8,200,220	$1,872,149	$10,074,119
Stock-based compensation	-	-	985,550	-	985,550
Net loss for the period	-	-	-	(1,531,523)	(1,531,523)
Balance – June 30, 2025	17,500,000	$1,750	$9,185,770	$340,627	$9,528,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(960,443)	$(2,059,997)
Adjustments to reconcile from net loss to net cash (used in) operating activities:
Amortization of operating lease right-of-use assets	146,768	163,710
Amortization of financing lease right-of-use assets	26,042	-
Depreciation	159,502	230,706
Deferred taxes	-	(187,108)
Amortization of intangible assets	134,436	134,436
Amortization of debt issuance costs	12,500	-
Stock-based compensation	-	985,550
Changes in operating assets and liabilities
Accounts receivable, net	(106,821)	154,468
Contract assets	5,640	(339,151)
Prepaid expenses	(46,200)	(239,692)
Prepaid expenses-related party	75,000	-
Interest receivable on loan receivable	(175,972)	-
Security deposits	-	(11,000)
Accounts payable and accrued expenses	(78,119)	251,804
Deferred revenue	1,931	-
Income taxes payable	-	(142,093)
Operating lease liabilities	(112,679)	(81,209)
Net cash used in operating activities	(918,415)	(1,139,576)

Cash flows from investing activities:
Note receivable	-	(5,700,000)
Deposit on property and equipment – related party	500,000	-
Purchases of property and equipment	-	(1,012,944)
Net cash provided by (used in) investing activities	500,000	(6,712,944)

Cash flows from financing activities:
Proceeds from note payable	-	328,500
Principal payments on finance lease	(28,872)	-
Repayments of loans payable	(186,628)	(5,475)
Issuance of common stock, net of issuance costs	4,130,000	8,459,232
Net cash provided by financing activities	3,914,500	8,782,257

Net change in cash	3,496,085	929,738
Cash, beginning of period	1,202,395	557,619
Cash, end of period	$4,698,480	$1,487,357

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$51,126	$5,848
Income taxes	$-	$314,042

Supplemental disclosure of non-cash investing and financing activities:

Initial value of finance lease right-of-use asset and finance lease liability	$125,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOPPOINT HOLDINGS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1: NATURE OF OPERATIONS

Nature of Operations

In these notes, the terms “it”, “its”, the “Company” refer to Toppoint Holdings Inc. The Company was incorporated during August 2022 in the State of Nevada. During September 2022, the Company entered into a Share Exchange Agreement with Toppoint, Inc. and its sole stockholder and Chief Executive Officer of the Company, Hok C. Chan (“Former Owner”), pursuant to which the sole stockholder exchanged all common stock in Toppoint, Inc. for 7,500,000 shares of common stock of the Company. As a result, the Company acquired all of the issued and outstanding shares of common stock of Toppoint, Inc., making Toppoint, Inc. its wholly-owned subsidiary (“Common Control Transfer”). The Former Owner owned 100% of Toppoint, Inc., and still effectively controls the Company after the merger. Since the exchange was a transaction between entities under common control, the net assets received by the Company were accounted for at historical cost as of January 1, 2022, the earliest date of presentation of these unaudited condensed consolidated financial statements. This is a retrospective presentation for all equity related disclosures, including issued shares and earnings per share, which have been revised to reflect the effects of the commonly controlled transaction with ASC 250 “Accounting Changes and Errors” as of January 1, 2022. ASC 250 requires that a change in the reporting entity from reorganization entities under common control, be retrospectively applied to the financial statements of all prior periods when the financial statements are issued for a period that includes the date the change in reporting entity of the transaction occurred. The Company completed its public offering on January 23, 2025 with gross proceeds of $10,000,000.

On June 4, 2025, the Company established a wholly-owned subsidiary, Topp Metals Inc., which was incorporated under the provisions of the Pennsylvania Business Corporation Law of 1988, with its registered office located in Lansdale, Pennsylvania. As of the date of these financial statements released, Topp Metals Inc. has no business activities.

The Company is a truckload services and solutions provider focused on the recycling export supply chain. The Company has become a key player in the New Jersey and Pennsylvania regional trucking market for waste paper. In addition to waste paper, the Company’s portfolio also includes the shipment of scrap metal and wooden logs from large waste companies, recycling centers and commodity traders to the ports of Newark, NJ and Philadelphia, PA. The Company also provides import transportation services at these ports, transporting cargo-filled containers from the ports to its customers’ designated delivery locations. The Company continues to expand its footprints domestically and internationally and have ventured into the recycling export transport markets in Tampa, Jacksonville, and Miami, FL, and Baltimore, MD, in 2023, and Ensenada, Mexico in 2024, and Houston, Texas in 2025.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2025 and 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2026. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Toppoint, Inc. and Topp Metals Inc. All intercompany balances and transactions are eliminated in consolidation.

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

Accounts Receivable, net

Accounts receivable represent revenue earned for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company adopts the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. The Company estimates the allowance for credit loss based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. The allowance for credit losses was $123,371 as of June 30, 2026 and December 31, 2025.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets. Equipment is depreciated over its useful life of five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service.  The Company evaluates property and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. As of June 30, 2026, and December 31, 2025, the Company’s property and equipment balance consisted of leasehold improvements and equipment.

Intangible Assets

Intangible assets consist of internally developed software in the amount of $806,614 as of June 30, 2026 and December 31, 2025. The software is amortized on a straight-line basis over its estimated useful life of three years beginning when it is placed into service. The software was developed to utilize AI based technology and synch with custom software designed specifically for the Company’s needs in the export drayage vertical. The Company evaluated intangible assets for impairment as of June 30, 2026 and December 31, 2025 and determined that there are no impairment losses.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the asset’s fair market value is recognized when the carrying amount exceeds the undiscounted cash flows.

The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded for the three and six months ended June 30, 2026 and 2025.

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

Disaggregation of Revenue

The Company’s revenue is principally derived from providing truckload services focused on the recycling export supply chain.

The Company disaggregates their revenue by the type of commodity, as shown below for the three months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Commodity
Paper	$2,225,573	$2,082,560
Import	1,635,998	1,231,751
Metal	606,267	467,353
Log	139,125	130,605
Plastic	33,105	56,655
	$4,640,068	$3,968,924

The Company disaggregates their revenue by the type of commodity, as shown below for the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Commodity
Paper	$4,290,590	$4,670,575
Import	3,045,081	2,102,465
Metal	1,171,914	680,996
Log	199,053	214,053
Plastic	40,373	112,445
	$8,747,011	$7,780,534

Contract Assets and Contract Liabilities

Contract assets include unbilled amounts from services which have been provided and revenue recognized. Contract asset balances amounted to $172,752 and $178,392 as of June 30, 2026 and December 31, 2025, respectively.

Contract liabilities include amounts billed and collected before any service is performed. Contract liabilities amounted to $25,022 and $23,091 as of June 30, 2026 and December 31, 2025, respectively. The amounts of revenue recognized for the six months ended June 30, 2026 and 2025 that was included in the deferred revenue were $23,091 and $nil, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, loan receivable-current, prepaid expenses and other current assets, loans payable, accounts payable and accrued expenses and other current liabilities and deferred revenue approximated the fair value of the respective assets and liabilities as of June 30, 2026 and December 31, 2025 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of loan receivable-noncurrent and loans payable-noncurrent approximate their fair values at June 30, 2026 and December 31, 2025 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

The Company evaluates uncertain income tax positions taken or expected to be taken in a tax return for recognition in its unaudited condensed consolidated financial statements. The Company was not required to recognize any amounts from uncertain tax positions for the three and six months ended June 30, 2026 and 2025. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as other factors. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing.

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

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings (loss) per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2026 and December 31, 2025, the Company had 125,000 outstanding warrants that were excluded from diluted EPS because their effect was anti-dilutive.

Segment Information

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker (the “CODM”) in order to allocate resources and assess the performance of the segment. The Company has identified its Chief Executive Officer as the CODM.

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

Recent Accounting Pronouncements

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarified that the disaggregation requirements of ASU 2024-03 are effective for public business entities for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact this new standard will have on the related disclosures in the condensed consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. The Company adopted ASU 2025-05 effective January 1, 2026 and did not elect the practical expedient provided by the amendments. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements or related disclosures. The Company continues to estimate expected credit losses on its accounts receivable and contract assets in accordance with ASC 326. “

In September 2025, the FASB issued ASU 2025-06, which modernizes the accounting for internal-use software costs and makes targeted improvements to the related guidance. The ASU is effective for annual periods beginning after December 15, 2027, including interim periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

Reclassification

Certain prior period operating expenses have been reclassified to cost of revenue to conform with the current periods presentation. These reclassifications were made for comparative purpose and had no effect on the previous reported total assets, liabilities or net loss.

NOTE 3: LIQUIDITY

The Company incurred a net loss of $306,711 and $960,443 for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, the Company had cash balance of $4,698,480 and working capital of $7,380,810. The Company had cash outflow of $918,415 used for operating activities, cash inflow of $3,914,500 from financing activities and cash inflow of $500,000 from investing activities for the six months ended June 30, 2026. Since the completion of its IPO in January 2025, the Company has primarily funded its working capital needs through equity financings. During the three months ended June 30, 2026, the Company received net proceeds of approximately $4.1 million from the issuance of common stock. See Note 10 for additional information regarding the equity financing. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. During the six months ended June 30, 2026, the Company has expanded its business operations to certain new territories, has raised its service prices in response to market changes, and has raised funds through the issuance of common stock. Additionally, as disclosed in Note 5, approximately $2 million outstanding loan receivable are expected to be collected in 2026 and will be used in its operations.

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

NOTE 4: ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following at June 30, 2026 and December 31, 2025:

	As of June 30, 2026 (unaudited)	As of December 31, 2025
Accounts receivable	$1,632,613	$1,525,792
Less: allowance for credit loss	(123,371)	(123,371)
Accounts receivable, net	$1,509,242	$1,402,421

The movement of allowance for credit losses is as follows:

	As of June 30, 2026 (unaudited)	As of December 31, 2025
Beginning balance	$123,371	$123,371
Additions (recovery) of allowance for credit loss	-	-
Ending balance	$123,371	$123,371

As of the issuance date of this Form 10-Q, the Company has collected $1,412,975 of accounts receivable outstanding as of June 30, 2026.

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

The Golden loan receivable was amended on April 7, 2025, to amend the payment terms and interest as follows: payments to be made are a minimum of $1,000,000 by January 2026, $2,000,000 from January 2026 through January 2027 and $3,000,000 from January 2027 through January 2028, plus accrued interest at an annual rate of 7%. If the debt is not repaid in accordance with the foregoing schedule, an additional penalty interest of 5% per annum will apply to any overdue amounts. During the three months ended June 30, 2026 and 2025, the Company recognized interest income in the amount of $88,472 and $100,859, respectively and $175,972 and $173,192 during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the loan receivable principal balance was $5,000,000, of which $2,000,000 was classified as current and $3,000,000 as non-current, and the interest receivable balance was $541,751.

NOTE 6: PROPERTY AND EQUIPMENT, NET AND INTANGIBLE ASSETS, NET

Property and equipment, net, consist of the following:

	June 30, 2026 (unaudited)	December 31, 2025	Useful Life
Leasehold improvements	$150,973	$150,973	Life of lease (33 months)
Equipment*	1,546,897	1,546,897	3-5 years
Less: accumulated depreciation	(650,316)	(490,814)
Property and Equipment, net	$1,047,554	$1,207,056

*	The equipment was pledged as collateral to secure the Company’s borrowings from M&T Bank and Maxus Machinery (see Note 7).

Depreciation expense amounted to $79,751 for the three months ended June 30, 2026 and $133,673 for the three months ended June 30, 2025. Depreciation expense amounted to $159,502 for the six months ended June 30, 2026 and $230,706 for the six months ended June 30, 2025.

Intangible assets, net, consist of the following:

	June 30, 2026 (unaudited)	December 31, 2025
Software development	$806,614	$806,614
Less: accumulated amortization	(470,525)	(336,089)
Software development, net	$336,089	$470,525

Amortization expense amounted to $67,218 for the three months ended June 30, 2026 and June 30, 2025. Amortization expense amounted to $134,436 for the six months ended June 30, 2026 and June 30, 2025.

The following table represents the total estimated amortization of intangible assets for the succeeding years:

Estimated
amortization
For the period ending June 30:	expense
2026 (remaining)	$134,436
2027	201,653
$336,089

NOTE 7: LOANS PAYABLE

Loans payable is summarized as follows:

Description	Loan Date	Loan Amount	Interest Rate	Maturity Date	Remaining Principal Balance as of June 30, 2026 (unaudited)	Remaining Principal Balance as of December 31, 2025
Maxus Machinery*	October 2025	$667,964	12.00%	October 2027	$435,963	$592,927
Economic Injury Disaster Loan (“EIDL”)**	May 2020	$149,900	3.75%	May 2050	149,900	149,900
M&T Term Loan***	May 2025	$328,500	6.09%	May 2030	265,347	295,011
					851,210	1,037,838
Less current maturities					375,375	383,827
Less unamortized debt issuance cost					33,333	45,833
Loans payable, net of current maturities					$442,502	$608,178

*	On October 1, 2025, the Company entered into a Truck Loan agreement with a third-party lender Maxus Machinery in the amount of $667,964. The loan bears interest at 12% per annum and is repayable in 24 equal monthly installments, beginning November 1, 2025. Upon execution of the agreement, the Company also paid a non-refundable legal and due diligence fee of $50,000. As security for the loan, the Company granted the lender a security interest in forty (40) adjustable and tandem-axle chassis identified by their respective vehicle identification numbers. In the event of default, the lender may accelerate the loan and take possession of the collateral.

**	The EIDL was entered into during May 2020. Interest accrues at 3.75% per annum. Under the original agreement, principal payments were deferred, and the maturity date is May 2050.

***	On May 8, 2025, the Company entered into a term loan with M&T Bank in the amount of $328,500. The loan bears interest at a rate of 6.09% and has monthly payments of principal and interest. The maturity date is May 2030 and is collateralized by the Company’s equipment.

Interest expense on loans payable mentioned above amounted to $26,479 and $1,251 for the three months ended June 30, 2026 and 2025, respectively. Interest expense on loans payable mentioned above amounted to $44,692 and $2,501 for the six months ended June 30, 2026 and 2025, respectively. Amortization of debt issuance costs amounted to $6,250 and $12,500 for the three and six months ended June 30, 2026, respectively.

At June 30, 2026, combined scheduled maturities of the outstanding debt are as follows:

For the Twelve-month Periods Ending June 30:
2027	$375,375
2028	188,682
2029	70,124
2030	67,129
2031	-
Thereafter	149,900
$851,210

NOTE 8: LEASES

The Company leases an office, parking area and automobiles under non-cancelable operating lease agreements. The leases have remaining lease terms ranging from one to two years.

Supplemental balance sheets information related to leases is as follows:

Balance Sheet Location	June 30, 2026 (unaudited)	December 31, 2025
Operating Leases
Right-of-use assets, net	$343,163	$458,614
Right-of-use assets – related parties, net	43,241	74,559

Lease liability, current maturities	(199,244)	(174,344)
Lease liability, current maturities – related parties	(37,741)	(63,586)

Lease liability, net of current maturities	(38,692)	(144,954)
Lease liability, net of current maturities – related parties	-	(5,473)
Total operating lease liabilities	$(275,677)	$(388,357)

Weighted Average Remaining Lease Term
Operating leases	1.09 years	1.56 years
Weighted Average Discount Rate
Operating leases	25%	25%

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Period Ending June 30,	Operating
2026 (remaining)	$153,009
2027	165,512
Total lease payments	318,521
Less: Imputed interest	(42,844)
Present value of lease liabilities	$275,677

Total lease expense for operating leases accounted for under ASC 842 amounted to $93,549 and $118,550 for the three months ended June 30, 2026 and 2025, respectively, of which $16,500 and $41,500, respectively, were incurred in connection with leases from related parties. Total lease expense for leases accounted for under ASC 842 amounted to $187,099 and $226,099 for the six months ended June 30, 2026 and 2025, respectively, of which $33,000 and $72,000, respectively, were incurred in connection with leases from related parties.

The Company leases equipment under a non-cancelable finance lease agreement.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location	June 30, 2026 (unaudited)
Finance Leases
Right-of-use assets, net	$98,958
Lease liability, current maturities	(57,622)

Lease liability, net of current maturities	(38,506)
Total finance lease liabilities	$(96,128)

Weighted Average Remaining Lease Term
Finance leases	1.51 years
Weighted Average Discount Rate
Finance leases	12%

The maturities of finance lease liabilities as of June 30, 2026 were as follows:

Period Ending June 30,	Financing
2026 (remaining)	$29,421
2027	70,610
2028	4,313
Total lease payments	104,344
Less: Imputed interest	(8,216)
Present value of lease liabilities	$96,128

For the six months ended June 30, 2026, the Company recognized amortization expense of $26,042 related to finance lease right-of-use assets and interest expense of $6,434 related to finance lease liabilities.

For the three months ended June 30, 2026, the Company recognized amortization expense of $15,625 related to finance lease right-of-use assets and interest expense of $4,098 related to finance lease liabilities.

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

(1)	On January 12, 2024, two drivers, Rainey Mejia Rodriguez and Frank Santana Rodriguez (the “plaintiffs”), filed a class action lawsuit against Toppoint Inc, and certain other parties, including Hok C. Chan, in the Superior Court of New Jersey, Essex County, alleging misclassification of truck drivers as independent contractors rather than employees. The plaintiffs seek to represent a class of similarly situated individuals who provided services in New Jersey from January 2018 through the date of the complaint. The complaint asserted violations of the New Jersey Wage Payment Law and the New Jersey Wage and Hour Law, including claims of unlawful wage deductions and failure to pay overtime. The plaintiffs sought compensatory damages, treble and/or liquidated damages, attorneys’ fees, and injunctive relief, without specifying a dollar amount of damages. On July 27, 2024, August 26, 2024, and November 22, 2024, the Court issued multiple orders dismissing the case for lack of prosecution. Upon a motion to reinstate the case filed on January 15, 2025 by the plaintiffs, the Court reinstated the case on January 31, 2025. On May 1, 2025, Toppoint Inc filed a motion to dismiss the amended complaint, and a motion hearing was held on July 3, 2025. On June 6, 2025, the court dismissed the case without prejudice against Mr. Hok C. Chan for lack of prosecution. The Company believes the remaining claims are without merit and intends to continue to vigorously defend against them. The Company does not believe there is a probable and estimable loss as of June 30, 2026.

NOTE 10: STOCKHOLDERS’ EQUITY

At June 30, 2026, the Company had 300,000,000 shares of common stock authorized with a par value of $0.0001, and 50,000,000 shares of preferred stock authorized with a par value of $0.0001.

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

Warrant activity as of June 30, 2026 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2026	125,000	$4.8	-	-
Granted	-			-
Expired	-
Exercised	-
Outstanding and exercisable – June 30, 2026	125,000	$4.8	1.59	$-

Equity Incentive Plan

On October 1, 2022, the Company established the 2022 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 2,250,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. Awards that may be granted include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. As of June 30, 2026, 50,000 units remain available for issuance under the Plan.

June 2026 Private Placement

On May 19, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers, in a private placement, an aggregate of 5,000,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $0.83 per share. The private placement closed on June 8, 2026. The Company received gross proceeds of $4,150,000 and net proceeds of $4,130,000 after deducting related offering costs of $20,000. The Company intends to use the net proceeds for general corporate and working capital purposes.

NOTE 11: CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2026. The Company’s bank balances exceeded FDIC insured amounts at times during the periods ending June 30, 2026 and December 31, 2025.

During the three months ended June 30, 2026 and 2025, two customers accounted for approximately 13% and 12%, and three customers accounted for approximately 13%, 12% and 10%, respectively, of the Company’s total revenue. During the six months ended June 30, 2026 and 2025, three customers accounted for approximately 13%, 11% and 10%, and 13%, 12% and 11%, respectively, of the Company’s total revenue.

As of June 30, 2026, two customers accounted for approximately 10% and 10% , respectively of the Company’s total accounts receivable balance. As of December 31, 2025, two customers accounted for approximately 15% and 13%, respectively of the Company’s total accounts receivable balance.

During the three and six months ended June 30, 2026, no individual supplier accounted for 10% or more of the Company’s total purchases. During the three and six months ended June 30, 2025, one supplier accounted for approximately 11% and 10% of the Company’s total purchases, respectively.

NOTE 12: RELATED PARTY TRANSACTIONS

As disclosed in Note 8, the Company leased office space from Yu Ching Su, a relative of Mr. Hok C Chan, the Chief Executive Officer , at 1900 N. Bayshore Drive, Unit No. 2301, Miami Beach, FL, 33141, with an area of 1,378 square feet, for use as office space. The lease term was from October 2022 to October 2025. The rent expense for these leases amounted to $25,000 and $50,000 for the three and six months ended June 30, 2025. This lease expired in October 2025 and has since not been renewed. The Company also lease its principal executive office at 1250 Kenas Road, North Wales, PA 19454 from Hok C Chan, the Executive Officer and Chairman, for a monthly rent of $5,500, with a term commencing on March 1, 2025 and ending on March 1, 2027. The rent expense for this lease amounted to $16,500 and $16,500 for the three months ended June 30, 2026 and 2025, respectively. The rent expense for this lease amounted to $33,000 and $22,000 for the six months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026 and 2025, the Company incurred and paid expenses of $47,562 and $106,491, respectively, to 4 John Trucking (an entity owned by the former Chief Financial Officer) for equipment rent related expenses and consulting fees. For the six months ended June 30, 2026 and 2025, the Company paid the 4 John Trucking (an entity owned by the former Chief Financial Officer) $95,170 and $219,744, respectively, for such services. Equipment rent related expenses were recorded as cost of revenues-related parties, while consulting fees were recorded as general and administrative expenses in the unaudited condensed consolidated statements of operations.

For the three months ended June 30, 2026 and 2025, the Company incurred expenses of $225,000 and $243,535, respectively, for various services related to dispatch of independent truck drivers, provided by a related party (family member of the Chief Executive Officer). For the six months ended June 30, 2026 and 2025, the Company incurred expenses of $525,000 and $393,535, respectively, for such service. These service fees were recorded as cost of revenue- related parties in the unaudited condensed consolidated statements of operations.

On July 1, 2024, the Company issued Hok C Chan, the Chief Executive Officer, a promissory note for advances he may provide to the Company from time to time, including $600,000 provided on June 21, 2024. The promissory note bears an annual interest rate of 36.88%, increasing to 55% per annum after maturity, and outstanding amounts are due 90 days after the delivery of the respective advance to the Company or the respective direct payment to the Company’s creditor(s). The maturity date for the $600,000 advance was subsequently extended to December 18, 2024. On November 11, 2024, Hok C Chan advanced an additional $500,000 to the Company under the promissory note. This amount is due 90 days after delivery, or February 9, 2025. During the three months ended March 31, 2025, the related party borrowings due to Hok C Chan were extended to June 16, 2025 and August 8, 2025. Additionally, the interest rate has been increased to 55% per annum. The Company and Mr. Chan have continued to mutually agree to extend the repayment terms of the outstanding balances from time to time. As mutually agreed to, the amount due to Mr. Chan is currently due on demand. On July 7, 2025, the Company made a principal repayment of $1,015,513 to Hok C Chan. As of June 30, 2026, the outstanding loan balance due to Hok C Chan was $84,487. On August 7, 2026, the Company repaid the remaining principal balance of $84,487. The accrued interest was not repaid and remained outstanding. Interest expense on such amount was $11,585 and $150,836 for the three months ended June 30, 2026 and 2025 and $23,043 and $249,617 for the six months ended June 30, 2026 and 2025, respectively, and was accrued and included in accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheet.

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

NOTE 13: INCOME TAXES

The Company’s provision for income taxes consists of the following for the six months ended June 30, 2026 and 2025:

	2026	2025
Current:
Federal	$-	$171,949
State and local	-	-
Total current	-	171,949

Deferred:
Federal	$-	$(141,815)
State and local	-	(45,293)
Total deferred	-	(187,108)

Income tax provision (benefit)	$-	$(15,159)

A reconciliation of the federal statutory rate of 21% for the six months ended June 30, 2026 and 2025 to the effective rate for (loss) income from operations before income taxes is as follows:

	2026	2025
Benefit for income taxes at federal statutory rate	21.00%	21.00%
State and local income taxes, net of federal benefit	6.71	6.71
Meals and entertainment	(0.42)	(0.41)
Other and prior-year true up	(27.29)	(27.30)
Effective income tax rate	-%	-%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at June 30, 2026 and December 31, 2025 as follows:

	June 30, 2026 (unaudited)	December 31, 2025
Net operating loss	$987,856	$695,067
Accounts and contracts receivable	(500,214)	(472,180)
Prepaid expenses	(12,801)	(20,780)
Accounts payable and accrued expenses	215,289	245,192
Depreciation	(150,929)	(180,167)
Stock-based compensation	1,486,084	1,486,084
Lease liability	(30,679)	(40,124)
Net deferred tax asset (liability)	1,994,607	1,713,092
Less: valuation allowance	(1,994,607)	(1,713,092)
	$-	$-

As of June 30, 2026, the Company had a net operating loss carryforward of approximately $3,600,000 for Federal and State tax purposes. The net operating loss will carryforward indefinitely and be available to offset up to 80% of future taxable income each year.

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. The Company recorded a valuation allowance against its net deferred tax asset of $1,994,607 as of June 30, 2026.

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

	For The Three Months Ended June 30, 2026	For The Three Months Ended June 30, 2025
Revenue
Non-related revenue	$4,640,068	$3,968,924
Total revenue	4,640,068	3,968,924

Costs and expenses
Independent contractor drivers	2,885,039	2,515,998
Insurance	496,202	340,416
Truck maintenance costs	95,363	41,396
Equipment rental	32,261	128,827
Equipment rental-related party	47,562	106,491
Parking rent	230,000	199,500
Depreciation and amortization	162,594	200,891
Other costs of revenue	88,530	219,801
Other costs of revenue – related parties	225,000	243,535
Total cost of revenue	4,262,551	3,996,855
General and administrative expenses
Stock-based compensation	-	985,550
Other general and administrative expenses	718,143	575,632
Total general and administrative expenses	718,143	1,561,182
Total cost and expenses	4,980,694	5,558,037

Loss from operations	(340,626)	(1,589,113)

Other (expense) income
Interest expense	(54,557)	(152,087)
Interest income	88,472	100,859
Total other income (expense), net	33,915	(51,228)

Loss before income taxes	(306,711)	(1,640,342)

Provision for (benefit from) income taxes:	-	(108,819)

Net loss	$(306,711)	$(1,531,523)

	For The Six Months Ended June 30, 2026	For The Six Months Ended June 30, 2025
Revenue
Non-related revenue	$8,747,011	$7,780,534
Total revenue	8,747,011	7,780,534

Costs and expenses
Independent contractor drivers	5,433,388	4,915,762
Insurance	1,292,047	734,227
Truck maintenance costs	191,534	110,511
Equipment rental	87,828	176,690
Equipment rental-related party	95,170	219,744
Parking rent	401,630	377,125
Depreciation and amortization	319,980	365,142
Other costs of revenue	190,030	405,596
Other costs of revenue – related parties	525,000	393,535
Total cost of revenue	8,536,607	7,698,332
General and administrative expenses
Stock-based compensation	-	985,550
Other general and administrative expenses	1,265,099	1,092,882
Total general and administrative expenses	1,265,099	2,078,432
Total cost and expenses	9,801,706	9,776,764

Loss from operations	(1,054,695)	(1,996,230)

Other (expense) income
Interest expense	(81,720)	(252,118)
Interest income	175,972	173,192
Total other income (expense), net	94,252	(78,926)

Loss before income taxes	(960,443)	(2,075,156)

Provision for (benefit from) income taxes:	-	(15,159)

Net loss	$(960,443)	$(2,059,997)

NOTE 15: LOSS PER SHARE

Basic EPS is computed by dividing loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2026 and 2025, the Company had 125,000 outstanding warrants that were excluded from diluted EPS because their effect was anti-dilutive.

NOTE 16: SUBSEQUENT EVENTS

On August 7, 2026, the Company repaid the remaining principal balance of $84,487 under the promissory note with Hok C Chan, the Company’s Chief Executive Officer. The repayment did not include accrued and unpaid interest, which remained outstanding as of the repayment date.

The Company has evaluated subsequent events and transactions through August 12, 2026, which was the date of the unaudited condensed consolidated financial statements was issued, and determined that no other events that would required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Overview

We are a truckload services and solutions provider focused on the recycling export supply chain. We have become a key player in the New Jersey and Pennsylvania regional trucking market for waste paper. In addition to waste paper, our portfolio also includes the shipment of scrap metal and wooden logs from large waste companies, recycling centers and commodity traders to the ports of Newark, NJ, and Philadelphia, PA. We also provide import transportation services at these ports, transporting cargo-filled containers from the ports to our customers’ designated delivery locations. We continue to expand our footprints domestically and internationally and have ventured into the recycling export transport markets in Tampa, Jacksonville, and Miami, FL, and Baltimore, MD, in 2023, and Ensenada, Mexico in 2024, and Houston, Texas in 2025. We intend to explore the international market in Latin America, including Chancay, Peru, in the near future.

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

●	Latin America Market Expansion: Executed a memorandum of understanding with the Chancay, Peru municipality to continue to explore logistics and recycling infrastructure improvements led by the rapidly developing Port of Chancay. Once all phases of development of this port are complete, the container volume generated for us at this port is expected to outpace and exceed the total volume from all three major U.S. ports—Long Beach, Los Angeles and New York/New Jersey.

●	Recycling & Waste Management Expansion: Increased service capacity with existing client Waste Management, adding 1,000 new loads and up to $2 million in additional revenue in 2026.

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended June 30, 2026 and 2025, together with the corresponding period-over-period changes.

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
Revenue	$4,640,068	$3,968,924	$671,144	17%

Costs and expenses
Costs of revenue	3,989,989	3,646,829	343,160	9%
Costs of revenue -related party	272,562	350,026	(77,464)	(22)%
General and administrative	718,143	1,561,182	(843,039)	(54)%
Total costs and expenses	4,980,694	5,558,037	(577,343)	(10)%

Loss from operations	(340,626)	(1,589,113)	1,248,487	(79)%
Total other income (expense), net	33,915	(51,228)	85,143	166%
Net loss before income taxes	(306,711)	(1,640,342)	1,333,631	(81)%
Provision for (benefit from) income taxes	-	(108,819)	108,819	(100)%
Net loss	$(306,711)	$(1,531,523)	$1,224,812	(80)%

Revenue

Revenue for the three months ended June 30, 2026 and 2025 was $4,640,068 and $3,968,924, respectively, representing an increase of $671,144 or 17%. The revenue increase in the second quarter of 2026 was mainly due to our expansion into new markets, a substantial increase in import revenue, as well as service price increases in response to market changes.

Our revenue consisted of the following during the three months ended June 30, 2026, and 2025:

	June 30, 2026	June 30, 2025
Commodity
Paper	$2,225,573	$2,082,560
Import	1,635,998	1,231,751
Metal	606,267	467,353
Log	139,125	130,605
Plastic	33,105	56,655
	$4,640,068	$3,968,924

Waste Paper. Revenue attributable to the transportation of waste paper rose to $2,225,573 for the three months ended June 30, 2026, a 6.9% change from $2,082,560 in the prior-year period. The slight increase was principally attributed to load price improvements per order due to increased export demand.

Import. Import-related revenue increased to $1,635,998 compared with $1,231,751 in the three-month period ended June 30, 2025, representing a 32.8% increase. The increase was primarily attributable to a shift toward higher-value loads and higher rates realized on import container movements, together with increased production volume driven by our ability to service additional import containers with new, versatile equipment.

Metal. Revenue derived from the movement of ferrous and non-ferrous scrap metals grew to $606,267 as compared to $467,353 in the prior-year quarter, a period-over-period increase of 29.7%. The increase largely reflects growth in customer production volumes, together with strong global demand for recycled non-ferrous material. Elevated commodity prices have increased the value of scrap feedstock, and constrained domestic outlets for certain grades have continued to support export flows.

Log. Log-hauling revenue totaled $139,125, up 6.5% from $130,605 in the three months ended June 30, 2025. The modest increase reflects generally stable customer volumes during the period, with revenue per load supported by higher fuel surcharges.

Plastic. Revenue from the plastic commodity vertical reached $33,105, a period-over-period decrease of 41.6% compared with $56,655 in the prior-year quarter. The decrease reflects the continued contraction of export markets for recovered plastics, as key Southeast Asian destinations have implemented import restrictions and low virgin resin prices have reduced demand for recycled feedstock. Plastics represent a non-core vertical for the Company and an immaterial portion of total revenue.

Cost and expenses

Costs of revenue Our cost of revenue includes all directly related costs to deliver our services, which includes independent contractor drivers, insurance, truck maintenance costs, equipment rental, parking rent expense, dispatch service fees, depreciation and amortization expense, and other directly related costs. Our costs of revenue for the three months ended June 30, 2026 and 2025 were $4,262,551 and $3,996,855, respectively, representing an increase of 7%.

Gross profit As a result of the foregoing, our gross profit increased by $405,448 or 1,452% to $377,517 for the three months ended June 30, 2026 from $(27,931) for the three months ended June 30, 2025. As a percentage of revenue, gross profit margin increased to 8% for the three months ended June 30, 2026, as compared to (0.7)% for the three months ended June 30, 2025.

General and administrative expenses Our general and administrative expenses consist primarily of automobile, office, insurance, payroll and rent expenses. Our general and administrative expenses decreased by $843,039 or 54% to $718,143 for the three months ended June 30, 2026 from $1,561,182 for the three months ended June 30, 2025. This change primarily results from a substantial decrease in professional fees incurred during the three months ended June 30, 2026 as well as stock-based compensation of $985,550 recognized during the three months ended June 30, 2025.

Income tax expense

We recorded a provision for income benefits of $0 for the three months ended June 30, 2026, as compared to $108,819 for the three months ended June 30, 2025.

Net loss

Net loss for the three months ended June 30, 2026 and 2025 was $306,711 and $1,531,523, respectively. The decrease in net loss was primarily due to a reduction in the general and administrative expenses, partially offset by an increase in costs of revenue.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations during the six months ended June 30, 2026 and 2025, together with the corresponding period-over-period changes.

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
Revenue	$8,747,011	$7,780,534	$966,477	12%

Costs and expenses
Costs of revenue	7,916,437	7,085,053	831,384	12%
Costs of revenue -related party	620,170	613,279	6,891	1%
General and administrative	1,265,099	2,078,432	(813,333)	(39)%
Total costs and expenses	9,801,706	9,776,764	24,942	0%
Loss from operations	(1,054,695)	(1,996,230)	941,535	(47)%
Total other income (expense), net	94,252	(78,926)	173,178	219%
Net loss before income taxes	(960,443)	(2,075,156)	1,114,713	(54)%
Provision for (benefit from) income taxes	-	(15,159)	15,159	(100)%
Net loss	$(960,443)	$(2,059,997)	$1,099,554	(53)%

Revenue

Revenue for the six months ended June 30, 2026 and 2025 was $8,747,011 and $7,780,534, respectively, representing an increase of $966,477 or 12%. The revenue increase during 2026 was mainly due to our expansion into new markets, a substantial increase in import and metal revenue which have a higher average revenue per load, as well as service price increases in response to market changes.

Our revenue consisted of the following during the six months ended June 30, 2026, and 2025:

	June 30, 2026	June 30, 2025
Commodity
Paper	$4,290,590	$4,670,575
Import	3,045,081	2,102,465
Metal	1,171,914	680,996
Log	199,053	214,053
Plastic	40,373	112,445
	$8,747,011	$7,780,534

Waste Paper. Revenue attributable to the transportation of waste paper fell to $4,290,590 for the six months ended June 30, 2026, a 8.1% decrease from $4,670,575 in the prior-year period. The decrease was principally attributable to a lower volume of outbound loads originating from recycling plants, as new domestic containerboard capacity absorbed a greater share of recovered fiber and reduced export-bound volumes. The decline was concentrated in the first quarter of 2026 and was partially offset in the second quarter by improved load pricing per order.

Import. Import-related revenue increased to $3,045,081 compared with $2,102,465 in the six-month period ended June 30, 2025, representing a 44.8% increase. The increase was primarily attributable to a shift toward higher-value loads and higher rates realized on import container movements, together with increased production volume driven by new import client acquisition and our ability to service additional import containers with new, versatile equipment.

Metal. Revenue derived from the movement of ferrous and non-ferrous scrap metals grew to $1,171,914 compared with $680,996 in the six-month period ended June 30, 2025, a period-over-period increase of 72.1%. The increase largely reflects growth in customer production volumes, together with strong global demand for recycled non-ferrous material. Elevated commodity prices have increased the value of scrap feedstock, and constrained domestic outlets for certain grades have continued to support export flows.

Log. Log-hauling revenue totaled $199,053, down 7.0% from $214,053 in the six months ended June 30, 2025. The decrease reflects the normalization of volumes following the elevated shipping activity that preceded 2025 trade actions affecting forestry products. The decline was concentrated in the first quarter of 2026, with second-quarter revenue per load supported by higher fuel surcharges.

Plastic. Revenue from the plastic commodity vertical reached $40,373, a period-over-period decrease of 64.1% compared with $112,445 in the prior-year period. The decrease reflects the continued contraction of export markets for recovered plastics, as key Southeast Asian destinations have implemented import restrictions and low virgin resin prices have reduced demand for recycled feedstock. Plastics represent a non-core vertical for the Company and an immaterial portion of total revenue.

Cost and expenses

Costs of revenue Our cost of revenue includes all directly related costs to deliver our services, which includes independent contractor drivers, insurance, truck maintenance costs, equipment rental, parking rent expense, dispatch service fees, depreciation and amortization expense, and other directly related costs. Our costs of revenue for the six months ended June 30, 2026 and 2025 were $8,536,607 and $7,698,332, respectively, representing an increase of 11%.

Gross profit As a result of the foregoing, our gross profit increased by $128,202 or 156% to $210,404 for the six months ended June 30, 2026 from $82,202 for the six months ended June 30, 2025. As a percentage of revenue, gross profit margin increased to 2.4% for the six months ended June 30, 2026, as compared to 1.3% for the six months ended June 30, 2025.

General and administrative expenses Our general and administrative expenses consist primarily of automobile, office, insurance, payroll and rent expenses. Our general and administrative expenses decreased by $813,333 or 39% to $1,265,099 for the six months ended June 30, 2026 from $2,078,432 for the six months ended June 30, 2025. This change primarily results from a substantial decrease in professional fees incurred during the six months ended June 30, 2026 as well as stock-based compensation of $985,550 recognized during the six months ended June 30, 2025.

Income tax expense

We recorded a provision for income benefits of $0 for the six months ended June 30, 2026, as compared to $15,159 for the six months ended June 30, 2025.

Net loss

Net loss for the six months ended June 30, 2026 and 2025 was $960,443 and $2,059,997, respectively. The decrease in net loss was primarily due to a reduction in the general and administrative expenses, partially offset by an increase in costs of revenue.

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

The table below shows both the total NLCs and a breakdown of NLCs by commodity type during the six months ended June 30, 2026 and 2025. Our revenue generation directly corresponds to NLC but is also impacted by the rates charged to customers.

	Six months ended June 30, 2026		Six months ended June 30, 2025
	Number of Loads Completed	Percentage in Total NLC	Number of Loads Completed	Percentage in Total NLC
Waste Paper	5,695	53.4%	6,915	63.8%
Metal	1,278	12.0%	809	7.5%
Log	173	1.6%	191	1.8%
Import	3,478	32.6%	2,775	25.6%
Plastic	43	0.4%	146	1.3%
Total	10,667	100%	10,836	100%

For the six months ended June 30, 2026, the NLC for Waste Paper declined by 1,220, or 17.6%, to 5,695, from 6,915 for the six months ended June 30, 2025. The decrease was primarily attributable to lower export volumes of recovered fiber industry-wide, as new domestic containerboard capacity continued to absorb a greater share of available material. The impact of the volume decline on revenue was partially offset by improved pricing per load.

For the six months ended June 30, 2026, the NLC for Metal increased by 469, or 58.0%, to 1,278, from 809 for the six months ended June 30, 2025. The increase was primarily attributable to consistent order volume from scrap metal customers acquired in 2024, together with sustained export demand for non-ferrous material as constrained domestic outlets for certain grades continued to direct scrap toward export channels.

For the six months ended June 30, 2026, the NLC for Log decreased by 18, or 9.4%, to 173, from 191 for the six months ended June 30, 2025. The decrease primarily reflects an elevated prior-year comparison, as shippers accelerated volumes in the first half of 2025 in response to trade developments affecting forestry products, including the suspension of U.S. log imports by China in March 2025 and the subsequent redirection of material to alternative Asian destinations. Volumes in the current period have largely normalized.

For the six months ended June 30, 2026, the NLC for Import increased by 703, or 25.3%, to 3,478, from 2,775 for the six months ended June 30, 2025. The increase was primarily attributable to consistent order volume from new import customers, together with added versatility from import-focused equipment that permits multi-use of a single container and improves the Company’s ability to work through congestion at the ports it services. A portion of the increase reflects customers advancing inbound shipments in anticipation of tariff changes, and the Company does not expect that activity to recur at the same level. Import customer acquisition remains a strategic priority for the Company.

For the six months ended June 30, 2026, the NLC for Plastic decreased by 103, or 70.5%, to 43, from 146 for the six months ended June 30, 2025. The decrease was primarily attributable to the continued contraction of export markets for recovered plastics, which represent a non-core vertical for the Company.

For the six months ended June 30, 2026, the total NLC decreased by 170, or 1.6%, to 10,667, from 10,836 for the six months ended June 30, 2025. The modest decline in total load count was accompanied by a shift in volume mix toward the Company’s import and metal verticals, which carry higher revenue per load, and total revenue increased over the comparable prior-year period notwithstanding the lower load count. The Company’s recently acquired equipment permits double usage of a single container across import and export movements, which the Company believes will support reduced idle time, improved asset utilization and a stronger competitive position in high-volume port operations.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, we had cash of $4,698,480 and $1,202,395, respectively. To date, we have financed our operations primarily through revenue generated from operations as well as our proceeds received from our IPO in January 2025, and net proceeds from our June 2026 private placement.

During the six months ended June 30, 2026, we had a net loss of $960,443 and net cash used in operations of $918,415. During 2026, we have begun to expand our business operations to certain new territories and have raised service prices in response to market changes. Additionally, approximately of $2 million of our outstanding loan receivable are expected to be collected in 2026 and will be used in our operations. Currently, we are working to improve our liquidity and capital sources. In order to fully implement our business plan and sustain continued growth. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional loans. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. At the present time, however, we do not have commitments of funds from any lenders or potential investors. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025
Net cash used in operating activities	$(918,415)	$(1,139,576)
Net cash provided by (used in) investing activities	500,000	(6,712,944)
Net cash provided by financing activities	3,914,500	8,782,257
Net change in cash	3,496,085	929,738
Cash at beginning of period	1,202,395	557,619
Cash at end of period	$4,698,480	$1,487,357

Operating Activities

Cash used in operating activities decreased by approximately $221,161 for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to lower working capital outflows, including reduced increases in contract assets of approximately $344,791 and prepaid assets of approximately $268,492, as well as the absence of deferred tax impacts recognized in the prior-year period. These changes were partially offset by higher accounts receivable balances and decreases in accounts payable.

Investing Activities

Investing activities provided cash of $500,000 during the six months ended June 30, 2026, and used a net of $6,712,944 during the six months ended June 30, 2025. The change was primarily attributable to lower purchases of property and equipment, a receipt of $500,000 related to deposits on property and equipment – related party, and the absence of $5,700,000 note receivable advances made during the prior-year period.

Financing Activities

Financing activities provided cash of $3,914,500 during the six months ended June 30, 2026, and provided a net of $8,782,257 during the six months ended June 30, 2025. Cash from financing activities decreased by $4,867,757. The change is primally due to $4,329,232 decrease in the issuance of common stock, an increase of $28,872 of finance lease payments and a net of $181,153 decrease in repayments of loans payable.

Cash Requirements  from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of June 30, 2026 and as for the 12 months thereafter:

Contractual Obligations	As of June 30 2026	For the 12 Months Thereafter
Operating lease obligations	$237,936	$240,018
Operating lease obligations – related party	37,741	38,500
Financing lease obligations	96,128	64,726

Debt obligations (principal repayments)	851,210	375,375
Debt obligations (principal repayments) -related party	84,487	84,487

Total Contractual Obligations	$1,307,502	$803,106

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

Accounts Receivable, Net

Accounts receivable represent revenue earned for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company adopts the current expected credit loss model (“CECL model”) to estimate the expected credit losses, which is determined by multiplying the probability of default. The Company estimates the allowance for credit loss based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. The allowance for credit losses was $123,371 as of June 30, 2026 and December 31, 2025.

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

The Company evaluates uncertain income tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. The Company was not required to recognize any amounts from uncertain tax positions as of June 30, 2026 and December 31, 2025. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as other factors. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2026, management identified material weaknesses in our internal control over financial reporting. The material weaknesses were related to (i) we do not having an internal audit function in place to monitor the control execution which may lead a material audit adjustments to the financial statements; and (ii) lack of assessment and implementation of internal control over financial reporting in accordance with the requirement of COSO 2013 framework.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed above, we are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

The information set forth in Note 9 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On May 19, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers, in a private placement, an aggregate of 5,000,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $0.83 per share, for aggregate gross proceeds to the Company of $4,150,000. The closing of the sale of the shares occurred on June 8, 2026. This transaction was previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2026. Other than as previously disclosed in current report on Form 8-K filed on May 26, 2026, there were no unregistered sales of equity securities during the period covered by this report.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408 of Regulation S-K, during the fiscal quarter ended June 30, 2026.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	Independent Director Agreement, dated as of April 13, 2026, between Toppoint Holdings Inc. and Tianheng Li (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2026)
10.2	Employment Agreement, dated as of April 13, 2026, between Toppoint Holdings Inc. and Pei Zhang (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2026)
10.3	Form of Indemnification Agreement between Toppoint Holdings Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 filed on August 12, 2024)
10.4	Securities Purchase Agreement, dated May 19, 2026, by and among Toppoint Holdings Inc. and the purchasers thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2026)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2026	Toppoint Holdings Inc.

/s/ Hok C Chan
	Name:	Hok C Chan
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Pei Zhang
	Name:	Pei Zhang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

